Form 10-Q
period 2017-03-31
MB FINANCIAL INC /MD
filed 2017-05-09
CIK 1139812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

There were issued and outstanding 83,853,175 shares of the Registrant’s common stock as of May 9, 2017.

MB FINANCIAL, INC.

FORM 10-Q

March 31, 2017

i

PART I.        FINANCIAL INFORMATION

Item 1.	Financial Statements

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	(Unaudited)
	March 31, 2017	December 31, 2016
ASSETS
Cash and due from banks	$368,078	$364,783
Interest earning deposits with banks	102,328	98,686
Total cash and cash equivalents	470,406	463,469
Investment securities:
Securities available for sale, at fair value	1,657,950	1,696,195
Securities held to maturity, at amortized cost ($1,083,998 fair value at March 31, 2017 and $1,093,740 at December 31, 2016)	1,056,008	1,069,750
Non-marketable securities - FHLB and FRB stock	144,427	143,276
Total investment securities	2,858,385	2,909,221
Loans held for sale	493,261	716,883
Loans:
Total loans, excluding purchased credit-impaired loans	12,789,667	12,605,726
Purchased credit-impaired loans	168,814	163,077
Total loans	12,958,481	12,768,803
Less: Allowance for loan and lease losses	144,170	139,366
Net loans	12,814,311	12,629,437
Lease investments, net	315,523	311,327
Premises and equipment, net	290,767	293,910
Cash surrender value of life insurance	202,233	200,945
Goodwill	999,925	1,001,038
Other intangibles	60,869	62,959
Mortgage servicing rights, at fair value	251,498	238,011
Other real estate owned, net	14,706	26,279
Other real estate owned related to FDIC-assisted transactions	3,864	5,006
Other assets	370,314	443,832
Total assets	$19,146,062	$19,302,317
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$6,211,173	$6,408,169
Interest bearing	7,788,210	7,702,279
Total deposits	13,999,383	14,110,448
Short-term borrowings	1,550,628	1,569,288
Long-term borrowings	315,618	311,790
Junior subordinated notes issued to capital trusts	210,769	210,668
Accrued expenses and other liabilities	453,236	520,914
Total liabilities	16,529,634	16,723,108
STOCKHOLDERS’ EQUITY
Preferred stock, ($0.01 par value, authorized 10,000,000 shares at March 31, 2017 and December 31, 2016; Series A, 8% perpetual non-cumulative, 4,000,000 shares issued and outstanding at March 31, 2017 and December 31, 2016, $25 liquidation value; Series B, 8% cumulative voting convertible, 125 shares issued and outstanding at March 31, 2017 and December 31, 2016, $1,000 liquidation value)	115,572	115,572
Common stock, ($0.01 par value; authorized 120,000,000 shares at March 31, 2017 and December 31, 2016; issued 85,686,343 shares at March 31, 2017 and 85,630,748 shares at December 31, 2016)	857	856
Additional paid-in capital	1,675,956	1,678,826
Retained earnings	875,295	838,892
Accumulated other comprehensive income	8,415	5,190
Less: 1,853,695 and 1,905,479 shares of treasury common stock, at cost, at March 31, 2017 and December 31, 2016, respectively	(59,667)	(60,384)
Controlling interest stockholders’ equity	2,616,428	2,578,952
Non-controlling interest	—	257
Total stockholders’ equity	2,616,428	2,579,209
Total liabilities and stockholders’ equity	$19,146,062	$19,302,317

     See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data) (Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Interest income:
Loans:
Taxable	$133,737	$104,923
Nontaxable	2,880	2,586
Investment securities:
Taxable	9,122	9,566
Nontaxable	9,973	10,776
Other interest earning accounts	199	141
Total interest income	155,911	127,992
Interest expense:
Deposits	7,475	5,622
Short-term borrowings	2,380	721
Long-term borrowings and junior subordinated notes	3,013	2,345
Total interest expense	12,868	8,688
Net interest income	143,043	119,304
Provision for credit losses	3,734	7,563
Net interest income after provision for credit losses	139,309	111,741
Non-interest income:
Mortgage banking revenue	27,779	27,482
Lease financing revenue, net	21,418	19,046
Commercial deposit and treasury management fees	14,689	11,878
Trust and asset management fees	8,520	7,950
Card fees	4,566	3,525
Capital markets and international banking fees	3,253	3,227
Consumer and other deposit service fees	3,363	3,025
Brokerage fees	1,125	1,158
Loan service fees	1,969	1,752
Increase in cash surrender value of life insurance	1,288	854
Net gain on investment securities	231	—
Net loss on disposal of other assets	(123)	(48)
Other operating income	3,695	1,844
Total non-interest income	91,773	81,693
Non-interest expenses:
Salaries and employee benefits expense	101,551	85,591
Occupancy and equipment expense	15,044	13,260
Computer services and telecommunication expense	9,440	9,055
Advertising and marketing expense	3,161	2,878
Professional and legal expense	2,691	2,589
Other intangibles amortization expense	2,090	1,626
Branch exit and facilities impairment charges	(682)	44
Net loss (gain) recognized on other real estate owned and other related expenses	844	(346)
Other operating expenses	21,526	21,103
Total non-interest expenses	155,665	135,800
Income before income taxes	75,417	57,634
Income tax expense	20,880	18,520
Net income	54,537	39,114
Dividends on preferred shares	2,003	2,000
Net income available to common stockholders	$52,534	$37,114

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - (Continued)
(Amounts in thousands, except share and per share data) (Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Common share data:
Basic earnings per common share	$0.63	$0.51
Diluted earnings per common share	0.62	0.50
Weighted average common shares outstanding for basic earnings per common share	83,662,430	73,330,731
Diluted weighted average common shares outstanding for diluted earnings per common share	84,778,130	73,966,935

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands) (Unaudited)

	Three Months Ended
	March 31,
	2017	2016

Net income	$54,537	$39,114
Unrealized holding gains on investment securities, net of reclassification adjustments	6,054	15,576
Reclassification adjustment for amortization of unrealized gains on investment securities transferred to held to maturity from available for sale	(473)	(803)
Reclassification adjustments for gains included in net income	(231)	—
Other comprehensive income, before tax	5,350	14,773
Income tax expense related to items of other comprehensive income	(2,125)	(5,863)
Other comprehensive income, net of tax	3,225	8,910
Comprehensive income	$57,762	$48,024

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2017 and 2016
(Amounts in thousands, except per share data) (Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Treasury Stock	Non-controlling Interest	Total Stock- holders’ Equity
Balance at December 31, 2015	$115,280	$756	$1,280,870	$731,812	$15,777	$(58,504)	$1,293	$2,087,284
Net income	—	—	—	39,114	—	—	97	39,211
Other comprehensive income, net of tax	—	—	—	—	8,910	—	—	8,910
Cash dividends declared on preferred shares	—	—	—	(2,000)	—	—	—	(2,000)
Cash dividends declared on common shares ($0.17 per share)	—	—	—	(12,654)	—	—	—	(12,654)
Restricted common stock activity, net of tax	—	—	(698)	—	—	699	—	1
Stock option activity, net of tax	—	—	17	—	—	—	—	17
Repurchase of common shares in connection with employee benefit plans and held in trust for deferred compensation plan	—	—	198	—	—	(2,058)	—	(1,860)
Stock-based compensation expense	—	—	4,051	—	—	—	—	4,051
Distributions to non-controlling interest	—	—	—	—	—	—	(75)	(75)
Balance at March 31, 2016	$115,280	$756	$1,284,438	$756,272	$24,687	$(59,863)	$1,315	$2,122,885

Balance at December 31, 2016	$115,572	$856	$1,678,826	$838,892	$5,190	$(60,384)	$257	$2,579,209
Net income	—	—	—	54,537	—	—	—	54,537
Other comprehensive income, net of tax	—	—	—	—	3,225	—	—	3,225
Cash dividends declared on preferred shares	—	—	—	(2,003)	—	—	—	(2,003)
Cash dividends declared on common shares ($0.19 per share)	—	—	—	(16,131)	—	—	—	(16,131)
Restricted common stock activity, net of tax	—	—	(6,870)	—	—	3,549	—	(3,321)
Stock option activity, net of tax	—	1	(200)	—	—	—	—	(199)
Repurchase of common shares in connection with employee benefit plans and held in trust for deferred compensation plan	—	—	289	—	—	(2,832)	—	(2,543)
Stock-based compensation expense	—	—	4,481	—	—	—	—	4,481
Purchase of additional investment in subsidiary from minority owners	—	—	(570)	—	—	—	(257)	(827)
Balance at March 31, 2017	$115,572	$857	$1,675,956	$875,295	$8,415	$(59,667)	$—	$2,616,428

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands) (Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash Flows From Operating Activities
Net income	$54,537	$39,114
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment and leased equipment	21,797	17,302
Branch exit and facilities impairment charges	(682)	44
Compensation expense for share-based payment plans	4,481	4,051
Net (gain) loss on sales of premises and equipment and leased equipment	(576)	121
Amortization of other intangibles	2,090	1,626
Provision for credit losses	3,734	7,563
Deferred income tax expense	18,304	11,751
Amortization of premiums and discounts on investment securities, net	10,738	12,059
Accretion of discounts on loans, net	(7,158)	(7,156)
Net gain on investment securities	(231)	—
Proceeds from sale of loans held for sale	1,305,445	1,365,630
Origination of loans held for sale	(1,073,357)	(1,241,245)
Net gain on sale of loans held for sale	(4,052)	(10,176)
Change in fair value of mortgage servicing rights	2,660	34,372
Net loss (gain) on other real estate owned	607	(483)
Increase in cash surrender value of life insurance	(1,288)	(854)
Decrease (increase) in other assets, net	52,415	(57,188)
Decrease in other liabilities, net	(97,061)	(9,867)
Net cash provided by operating activities	292,403	166,664
Cash Flows From Investing Activities
Proceeds from sales of investment securities available for sale	9,911	842
Proceeds from maturities and calls of investment securities available for sale	71,539	62,891
Purchases of investment securities available for sale	(45,791)	(3,857)
Proceeds from maturities and calls of investment securities held to maturity	31,896	44,100
Purchases of investment securities held to maturity	(15,150)	(9,513)
Purchases of non-marketable securities - FHLB and FRB stock	(53,307)	(7,517)
Redemption of non-marketable securities - FHLB and FRB stock	52,156	—
Net increase in loans	(179,104)	(163,704)
Purchases of mortgage servicing rights	(496)	(154)
Purchases of premises and equipment and leased equipment	(28,361)	(21,513)
Proceeds from sales of premises and equipment and leased equipment	5,976	1,185
Proceeds from sale of other real estate owned	11,324	5,151
Proceeds from sale of other real estate owned related to FDIC-assisted transactions	1,420	1,085
Purchase of additional investment in subsidiary from minority owners	(827)	—
Net proceeds from FDIC related covered assets	(434)	(1,593)
Net cash used in investing activities	(139,248)	(92,597)
Cash Flows From Financing Activities
Net (decrease) increase in deposits	(111,065)	28,611
Proceeds from short-term borrowings - FHLB advances	1,000,000	450,000
Principal paid on short-term borrowings - FHLB advances	(1,050,000)	(550,000)
Net decrease in short-term borrowings	(43,660)	(21,636)
Proceeds from long-term borrowings	89,060	86,070
Principal paid on long-term borrowings	(10,232)	(46,729)
Treasury stock transactions, net	(2,543)	(1,860)
Stock options exercised	610	55
Dividends paid on preferred stock	(2,003)	(2,000)
Dividends paid on common stock	(16,385)	(12,502)
Net cash used in financing activities	(146,218)	(69,991)
Net increase in cash and cash equivalents	$6,937	$4,076
Cash and cash equivalents:
Beginning of period	463,469	381,441
End of period	$470,406	$385,517

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Amounts in Thousands) (Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest paid to depositors and on other borrowed funds	$12,687	$8,734
Income tax payments, net	1,700	1,832
Supplemental Schedule of Noncash Investing Activities:
Investment securities held to maturity purchased not settled	6,386	581
Loans transferred to other real estate owned	350	1,270
Loans transferred to other real estate owned related to FDIC-assisted transactions	—	830
Loans transferred to repossessed assets	489	337
Operating leases rewritten as direct finance leases included as loans	1,339	137
Long-term borrowings transferred to short-term borrowings	75,000	—
Supplemental Schedule of Noncash Investing Activities From Acquisitions:
Adjustments to noncash assets previously acquired:
Loans	1,846	—
Goodwill	(1,113)	—
Other assets	(733)	—
Total adjustments to noncash assets previously acquired	$—	$—

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation

 These unaudited consolidated financial statements include the accounts of MB Financial, Inc., a Maryland corporation (the “Company”), and its subsidiaries, including its wholly owned national bank subsidiary, MB Financial Bank, N.A. (“MB Financial Bank”), based in Chicago, Illinois. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows for the interim periods have been made. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year.
These unaudited interim financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and industry practice. Certain information in footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP and industry practice has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
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

ASC Topic 805 "Business Combinations." New authoritative accounting guidance under ASC Topic 805 "Business Combinations" amends prior guidance to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new authoritative guidance will be effective for reporting periods after January 1, 2018. This new authoritative guidance is not expected to have a significant impact on the Company's statements of operations or financial condition.

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

ASC Topic 815 "Derivatives and Hedging." New authoritative accounting guidance under ASC Topic 815 "Derivatives and Hedging" amended prior guidance to clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. An entity has an option to apply the amendments in this new authoritative guidance on either a prospective basis or a modified retrospective basis. The Company adopted this new authoritative guidance on January 1, 2017, and it did not have a significant impact on the Company's statements of operations or financial condition.

New authoritative accounting guidance under ASC Topic 815 "Derivatives and Hedging" amended prior guidance to clarify what steps are required when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts, which is one of the criteria for bifurcating an embedded derivative. An entity is required to consider whether (1) the payoff is adjusted based on changes in an index, (2) the payoff is indexed to an underlying other than interest rates or credit risk, (3) the debt involves a substantial premium or discount, and (4) the call (put) option is contingently exercisable. An entity should apply this new authoritative guidance on a modified retrospective basis to existing debt instruments as of the beginning of the fiscal year for which the amendments are effective. The Company adopted this new authoritative guidance on January 1, 2017, and it did not have a significant impact on the Company's statements of operations or financial condition.

ASC Topic 323 "Investment - Equity Method and Joint Ventures." New authoritative accounting guidance under ASC Topic 323 "Investment - Equity Method and Joint Ventures" amended prior guidance to eliminate the requirement to retroactively adopt the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. The new authoritative guidance required that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The Company adopted this new authoritative guidance on January 1, 2017, and it did not have an impact on the Company's statements of operations or financial condition.

ASC Topic 718 "Compensation - Stock Compensation." New authoritative accounting guidance under ASC Topic 718 "Compensation - Stock Compensation" amended prior guidance on several aspects, including the income tax consequences, classification of awards as either equity or liability, and classification on the statement of cash flows. The new authoritative guidance allows for all excess tax benefits and tax deficiencies to be recognized as income tax benefit or expense in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. For the statement of cash flows, excess tax benefits should be classified along with other income tax cash flows as an operating activity, and cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. The new authoritative guidance also allows an entity to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. In addition, the threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in the applicable jurisdictions. The Company early adopted the new guidance in the third quarter of 2016. The Company has also elected to account for forfeitures when they occur.

ASC Topic 326 "Financial Instruments - Credit Losses." New authoritative accounting guidance under ASC Topic 326 "Financial Instruments - Credit Losses" amended the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information for credit loss estimates. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The new authoritative guidance also requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected (net of the allowance for credit losses). In addition, the credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses rather than a write-down. The new authoritative guidance will be effective for reporting periods after January 1, 2020. The Company is evaluating the new guidance and expects it to have an impact on the Company's statements of operations and financial condition, the significance of which is not yet known. Due to the significant differences in the new authoritative guidance from the existing GAAP, the implementation of this guidance may result in material changes in our accounting for credit losses on the financial instruments.

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

ASC Topic 610 "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets." New authoritative accounting guidance under ASC Topic 610 "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets" amends prior guidance to clarify the scope of Subtopic 610-20 by defining in substance nonfinancial assets and to add guidance for partial sales of nonfinancial assets. The new authoritative guidance will be effective for reporting periods after January 1, 2018. The Company is evaluating the new guidance and its impact on the Company's statements of operations and financial condition.

ASC Topic 310 "Receivables - Nonrefundable Fees and Other Costs." New authoritative accounting guidance under ASC Topic 610 "Receivables - Nonrefundable Fees and Other Costs" amends prior guidance by shortening the amortization period for certain callable debt securities held at a premium requiring the premium to be amortized to the earliest call date. The new authoritative guidance will be effective for reporting periods after January 1, 2019 with early adoption permitted. The Company is evaluating the new guidance and its impact on the Company's statements of operations and financial condition.

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

	Three Months Ended
	March 31,
	2017	2016
Distributed earnings allocated to common stock	$16,131	$12,654
Undistributed earnings	38,406	26,460
Net income	54,537	39,114
Less: preferred stock dividends	2,003	2,000
Net income available to common stockholders for basic earnings per common share	52,534	37,114
Plus: preferred stock dividends on convertible preferred stock	3	—
Less: earnings allocated to participating securities	1	2
Earnings allocated to common stockholders for diluted earnings per common share	$52,536	$37,112
Weighted average shares outstanding for basic earnings per common share	83,662,430	73,330,731
Dilutive effect of:
Stock options	636,515	237,556
Restricted shares and units	471,863	398,648
Convertible preferred stock	7,322	—
Total dilutive effect of equity awards and convertible preferred stock	1,115,700	636,204
Weighted average shares outstanding for diluted earnings per common share	84,778,130	73,966,935
Basic earnings per common share	$0.63	$0.51
Diluted earnings per common share	0.62	0.50

Note 4.	Business Combinations

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

This business combination was accounted for under the acquisition method of accounting. Accordingly, the results of operations of the acquired company have been included in the Company’s results of operations since the date of acquisition. Under this method of accounting, the assets acquired, liabilities assumed and consideration paid are recorded at their estimated fair values. The excess cost over fair value of net assets acquired is recorded as goodwill. In the event that the fair value of net assets acquired exceeds the cost, the Company will record a gain on the acquisition. As the consideration paid for American Chartered exceeded the net assets acquired, goodwill of $274.9 million was recorded on the acquisition and allocated to the banking segment. Goodwill recorded in the transaction, which reflects the increased Chicago market share and related synergies expected from the combined operations, is not tax deductible. As of March 31, 2017, the fair value estimates of loans increased by $1.8 million compared to previously reported balances, which decreased the deferred tax asset by $733 thousand and goodwill by $1.1 million. The amounts recognized for the business combination in the financial statements as of March 31, 2017 were determined to be final.

Estimated fair values of the assets acquired and liabilities assumed in the American Chartered transaction, as of the closing date of the transaction were as follows (in thousands):

August 24, 2016
ASSETS
Cash and cash equivalents	$93,307
Investment securities available for sale	505,564
Non-marketable securities - FRB and FHLB Stock	16,000
Loans	1,942,548
Premises and equipment	39,048
Cash surrender value of life insurance	59,917
Goodwill	274,885
Other intangibles	25,452
Other real estate owned	3,960
Other assets	31,408
Total assets	$2,992,089
LIABILITIES
Deposits	$2,389,327
Short-term borrowings	48,305
Long-term borrowings	16,000
Junior subordinated notes issued to capital trusts	28,075
Accrued expenses and other liabilities	22,966
Total liabilities	$2,504,673
Total identifiable net assets	$487,416

Consideration:
Market value of common stock at $39.28 per share at August 24, 2016 (9,744,636 shares of common stock issued)	$382,769
Series B preferred stock at $2,337.97 per share at August 24, 2016 (525 shares of preferred stock issued) (1)	1,227
Stock-based compensation attributed to pre-business combination service	1,103
Cash paid	102,317
Total fair value of consideration, excluding Series B preferred stock	$487,416

(1)	Per share fair value amount determined as if the shares of Series B were converted into shares common stock.

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

For pass rated loans (non-purchased credit-impaired loans), the difference between the estimated fair value of the loans and the principal outstanding is accreted over the remaining life of the loans. The accretable discount for the non-purchased credit-impaired loans was $20.7 million as of the date of the acquisition.

In accordance with ASC Topic 310-30, for both purchased non-impaired loans (performing substandard loans) and purchased credit-impaired loans, the loans are pooled by loan type and the difference between contractually required payments at acquisition and the cash flows expected to be collected is referred to as the non-accretable difference. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan pools when there is a reasonable expectation about the amount and timing of such cash flows. The non-accretable and accretable discount for the purchased credit-impaired loans was $18.4 million and $5.3 million, respectively, as of the date of the acquisition.

The following table presents the acquired loans as of the acquisition date (in thousands):

	Purchased Credit-Impaired Loans	Purchased Non-Credit-Impaired Loans
Fair value	$62,104	$1,880,444
Gross contractual amounts receivable	93,490	2,149,868
Best estimate of contractual cash flows not expected to be collected (1)	22,293	114,154
Best estimate of contractual cash flows expected to be collected	71,197	2,035,714

(1)	Includes interest payments not expected to be collected due to loan prepayments as well as principal and interest payments not expected to be collected due to customer defaults.

The Company incurred costs of $2.0 million directly related to the consummation of the merger for the year ended December 31, 2016, which was recorded in professional and legal fees on the statement of operations. The data processing systems were converted in September 2016.

The following table provides the unaudited pro forma information for the results of operations for the three months ended March 31, 2016, as if the acquisition had occurred on January 1, 2016. The pro forma results combine the historical results of American Chartered into the Company's consolidated statement of operations including the impact of certain acquisition accounting adjustments including loan discount accretion, investment securities discount accretion, intangible assets amortization, deposit premium accretion and borrowing discount amortization. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2016. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, provision for credit losses, expense efficiencies or asset dispositions. The merger related expenses that have been recognized are included in net income in the table below.

Three Months Ended
March 31,
2016
(in thousands)
Total revenues (net interest income plus non-interest income)	$231,760
Net income	47,424

Revenues and earnings of the acquired company since the acquisition date have not been disclosed as it is not practicable as American Chartered was merged into the Company and separate financial information is not readily available.

Note 5.	Investment Securities

Amortized cost and fair value of investment securities were as follows as of the dates indicated (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2017
Available for Sale
U.S. Government sponsored agencies and enterprises	$23,204	$126	$—	$23,330
States and political subdivisions	371,329	18,480	(700)	389,109
Residential mortgage-backed securities	969,982	5,642	(9,249)	966,375
Commercial mortgage-backed securities	88,959	1,357	(162)	90,154
Corporate bonds	177,335	1,019	(257)	178,097
Equity securities	11,057	—	(172)	10,885
Total Available for Sale	1,641,866	26,624	(10,540)	1,657,950
Held to Maturity
States and political subdivisions	910,336	25,863	(1,930)	934,269
Residential mortgage-backed securities	145,672	4,057	—	149,729
Total Held to Maturity	1,056,008	29,920	(1,930)	1,083,998
Total	$2,697,874	$56,544	$(12,470)	$2,741,948
December 31, 2016
Available for Sale
U.S. Government sponsored agencies and enterprises	$23,267	$148	$—	$23,415
States and political subdivisions	376,541	15,669	(845)	391,365
Residential mortgage-backed securities	988,744	5,741	(10,801)	983,684
Commercial mortgage-backed securities	91,949	1,221	(162)	93,008
Corporate bonds	193,164	1,426	(695)	193,895
Equity securities	11,000	—	(172)	10,828
Total Available for Sale	1,684,665	24,205	(12,675)	1,696,195
Held to Maturity
States and political subdivisions	910,608	21,609	(3,039)	929,178
Residential mortgage-backed securities	159,142	5,420	—	164,562
Total Held to Maturity	1,069,750	27,029	(3,039)	1,093,740
Total	$2,754,415	$51,234	$(15,714)	$2,789,935

The Company has no direct exposure to the State of Illinois, but approximately 21% of the state and political subdivisions portfolio consisted of securities issued by municipalities located in Illinois as of March 31, 2017. Approximately 95% of the state and political subdivisions securities were general obligation issues, and 27% were insured or had another form of credit enhancement as of March 31, 2017.

Unrealized losses on investment securities by length of time in a continuous unrealized loss position and the fair value of the related securities at March 31, 2017 were as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for Sale
States and political subdivisions	$26,994	$(700)	$—	$—	$26,994	$(700)
Residential mortgage-backed securities	568,401	(8,666)	47,389	(583)	615,790	(9,249)
Commercial mortgage-backed securities	6,955	(24)	11,558	(138)	18,513	(162)
Corporate bonds	15,405	(82)	16,784	(175)	32,189	(257)
Equity securities	10,885	(172)	—	—	10,885	(172)
Total Available for Sale	628,640	(9,644)	75,731	(896)	704,371	(10,540)
Held to Maturity
States and political subdivisions	189,387	(1,906)	2,072	(24)	191,459	(1,930)
Total	$818,027	$(11,550)	$77,803	$(920)	$895,830	$(12,470)

Unrealized losses on investment securities by length of time in a continuous unrealized loss position and the fair value of the related securities at December 31, 2016 were as follows (in thousands):

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

The total number of security positions in the investment portfolio in an unrealized loss position at March 31, 2017 was 538 compared to 615 at December 31, 2016. This decrease in total number of security positions in a continuous unrealized loss position from December 31, 2016 to March 31, 2017 was mainly attributable to the mortgage-backed securities in the investment securities portfolio.  Declines in the fair value of available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) whether the Company is more likely than not to sell the security before recovery of its cost basis.

As of March 31, 2017, management does not have the intent to sell any of the securities in the table above at March 31, 2017 and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of March 31, 2017, management believes the impairments detailed in the table above at March 31, 2017 are temporary.

Changes in market interest rates can significantly influence the fair value of securities, and the fair value of our municipal securities portfolio would decline substantially if interest rates increase materially.

Net gains recognized on investment securities available for sale were as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Realized gains	$237	$21
Realized losses	(6)	(21)
Net gains	$231	$—

The amortized cost and fair value of investment securities as of March 31, 2017 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following maturity summary.

	Amortized	Fair
(In thousands)	Cost	Value
Available for sale:
Due in one year or less	$104,648	$105,122
Due after one year through five years	107,412	107,636
Due after five years through ten years	51,650	52,294
Due after ten years	308,158	325,484
Equity securities	11,057	10,885
Residential and commercial mortgage-backed securities	1,058,941	1,056,529
	1,641,866	1,657,950
Held to maturity:
Due in one year or less	58,499	58,576
Due after one year through five years	78,436	79,374
Due after five years through ten years	211,260	220,766
Due after ten years	562,141	575,553
Residential mortgage-backed securities	145,672	149,729
	1,056,008	1,083,998
Total	$2,697,874	$2,741,948

Investment securities with a carrying amount of $906.6 million at March 31, 2017 and $1.0 billion at December 31, 2016 were pledged as collateral on public deposits and for other purposes as required or permitted by law, while only $685.9 million and $756.5 million were required to be pledged at March 31, 2017 and December 31, 2016, respectively.

Note 6.	Loans

Loans consist of the following at (in thousands):

	March 31, 2017	December 31, 2016
Commercial loans	$4,364,122	$4,346,506
Commercial loans collateralized by assignment of lease payments	2,008,601	2,002,976
Commercial real estate	3,734,171	3,788,016
Residential real estate	1,227,218	1,060,828
Construction real estate	554,942	518,562
Indirect vehicle	573,792	541,680
Home equity	246,805	266,377
Other consumer loans	80,016	80,781
Total loans, excluding purchased credit-impaired loans	12,789,667	12,605,726
Purchased credit-impaired loans	168,814	163,077
Total loans	$12,958,481	$12,768,803

Loans are made to individuals as well as commercial and tax exempt entities. Specific loan terms vary as to interest rate, repayment, and collateral requirements based on the type of loan requested and the credit worthiness of the prospective borrower. Except for commercial loans collateralized by assignment of lease payments, asset-based loans, residential real estate loans and indirect vehicle loans, credit risk tends to be geographically concentrated in that a majority of the loan customers are located in Illinois.

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

Commercial Loans Collateralized by Assignment of Lease Payments ("Lease Loans"). The Company makes lease loans to lessors where the underlying leases are with both investment grade and non-investment grade companies. Investment grade lessees are companies rated in one of the four highest categories by Moody's Investor Services or Standard & Poor's Rating Services or, in the event the related lessee has not received any such rating, where the related lessee would be viewed under the underwriting policies of the Company as an investment grade company. Whether or not companies fall into this category, each lease loan is considered on its individual merit based on the financial wherewithal of the lessee using financial information available at the time of underwriting. In addition, leases that transfer substantially all of the benefits and risk related to the equipment ownership are classified as direct finance leases and are included in lease loans.

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

A collateral pledge agreement exists whereby at all times, the Company must keep on hand, free of all other pledges, liens, and encumbrances, first mortgage loans and home equity loans with unpaid principal balances aggregating no less than 133% for first mortgage loans and 250% for home equity loans of the outstanding advances from the Federal Home Loan Bank.  As of March 31, 2017 and December 31, 2016, the Company had $4.3 billion and $5.5 billion, respectively, of loans pledged as collateral for long-term Federal Home Loan Bank advances and third party letters of credit, while only $3.4 billion and $3.2 billion were required to be pledged at March 31, 2017 and December 31, 2016, respectively.

The following table presents the contractual aging of the recorded investment in past due loans by class of loans as of March 31, 2017 and December 31, 2016 (in thousands):

	Current	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Total
March 31, 2017
Commercial	$4,356,793	$2,197	$70	$5,062	$7,329	$4,364,122
Commercial collateralized by assignment of lease payments	1,992,906	12,664	1,267	1,764	15,695	2,008,601
Commercial real estate:
Healthcare	594,225	—	—	—	—	594,225
Industrial	834,842	907	—	2,264	3,171	838,013
Multifamily	515,137	808	181	315	1,304	516,441
Retail	498,262	90	180	—	270	498,532
Office	402,893	2,173	1,280	348	3,801	406,694
Other	877,080	2,505	127	554	3,186	880,266
Residential real estate	1,210,411	8,586	1,408	6,813	16,807	1,227,218
Construction real estate	554,645	297	—	—	297	554,942
Indirect vehicle	570,575	2,161	708	348	3,217	573,792
Home equity	241,346	2,458	47	2,954	5,459	246,805
Other consumer	79,726	176	88	26	290	80,016
Total loans, excluding purchased credit-impaired loans	12,728,841	35,022	5,356	20,448	60,826	12,789,667
Purchased credit-impaired loans	87,050	13,383	4,984	63,397	81,764	168,814
Total loans	$12,815,891	$48,405	$10,340	$83,845	$142,590	$12,958,481
Non-performing loan aging	$21,864	$5,765	$1,461	$20,111	$27,337	$49,201

December 31, 2016
Commercial	$4,337,348	$2,515	$156	$6,487	$9,158	$4,346,506
Commercial collateralized by assignment of lease payments	1,989,934	9,229	1,869	1,944	13,042	2,002,976
Commercial real estate:
Healthcare	582,450	—	—	—	—	582,450
Industrial	825,715	3,045	3,293	1,340	7,678	833,393
Multifamily	547,107	458	53	379	890	547,997
Retail	506,789	568	—	—	568	507,357
Office	405,992	350	475	6,381	7,206	413,198
Other	899,950	2,385	1,155	131	3,671	903,621
Residential real estate	1,041,189	8,248	3,409	7,982	19,639	1,060,828
Construction real estate	518,171	—	391	—	391	518,562
Indirect vehicle	537,221	2,836	1,062	561	4,459	541,680
Home equity	261,765	1,219	815	2,578	4,612	266,377
Other consumer	80,443	152	120	66	338	80,781
Total loans, excluding purchased credit-impaired loans	12,534,074	31,005	12,798	27,849	71,652	12,605,726
Purchased credit-impaired loans	86,169	6,546	6,600	63,762	76,908	163,077
Total loans	$12,620,243	$37,551	$19,398	$91,611	$148,560	$12,768,803
Non-performing loan aging	$28,364	$2,308	$978	$27,702	$30,988	$59,352

The following table presents the recorded investment in non-accrual loans and loans past due ninety days or more and still accruing by class of loans, excluding purchased credit-impaired loans, as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017		December 31, 2016
		Loans past due		Loans past due
	Non-accrual	90 days or more and still accruing	Non-accrual	90 days or more and still accruing
Commercial	$6,575	$—	$11,222	$1,406
Commercial collateralized by assignment of lease payments	1,129	1,035	1,364	1,197
Commercial real estate:
Healthcare	—	—	—	—
Industrial	2,185	562	276	1,064
Multifamily	3,160	19	2,662	—
Office	2,095	—	896	6,381
Retail	369	—	384	—
Other	80	249	83	21
Residential real estate	17,206	270	16,538	235
Construction real estate	—	—	—	—
Indirect vehicle	2,113	—	2,355	10
Home equity	12,124	—	13,187	—
Other consumer	6	24	7	64
Total	$47,042	$2,159	$48,974	$10,378

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

Loans not rated are included in groups of homogeneous loans with similar risk and loss characteristics and are not included in the table below. The following tables present the risk category of loans by class of loans based on the most recent analysis performed, excluding purchased credit-impaired loans, as of March 31, 2017 and December 31, 2016 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2017
Commercial	$4,128,984	$138,056	$97,082	$—	$4,364,122
Commercial collateralized by assignment of lease payments	1,994,532	6,191	7,878	—	2,008,601
Commercial real estate:
Healthcare	563,680	21,631	8,914	—	594,225
Industrial	805,925	26,657	5,431	—	838,013
Multifamily	511,625	449	4,367	—	516,441
Retail	490,494	5,455	2,583	—	498,532
Office	397,054	4,827	4,813	—	406,694
Other	801,650	40,282	38,334	—	880,266
Construction real estate	554,942	—	—	—	554,942
Total	$10,248,886	$243,548	$169,402	$—	$10,661,836
December 31, 2016
Commercial	$4,127,397	$113,838	$105,271	$—	$4,346,506
Commercial collateralized by assignment of lease payments	1,981,689	16,010	5,277	—	2,002,976
Commercial real estate:
Healthcare	545,663	32,251	4,536	—	582,450
Industrial	814,668	17,962	763	—	833,393
Multifamily	544,071	312	3,614	—	547,997
Retail	498,458	8,350	549	—	507,357
Office	404,811	5,299	3,088	—	413,198
Other	820,229	44,629	38,763	—	903,621
Construction real estate	518,562	—	—	—	518,562
Total	$10,255,548	$238,651	$161,861	$—	$10,656,060

Approximately $15.6 million and $17.3 million of the substandard loans were non-performing as of March 31, 2017 and December 31, 2016, respectively.

For residential real estate, home equity, indirect vehicle and other consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in those loan classes based on payment activity, excluding purchased credit-impaired loans, as of March 31, 2017 and December 31, 2016 (in thousands):

	Performing	Non-performing	Total
March 31, 2017
Residential real estate	$1,209,742	$17,476	$1,227,218
Indirect vehicle	571,679	2,113	573,792
Home equity	234,681	12,124	246,805
Other consumer	79,986	30	80,016
Total	$2,096,088	$31,743	$2,127,831
December 31, 2016
Residential real estate	$1,044,055	$16,773	$1,060,828
Indirect vehicle	539,315	2,365	541,680
Home equity	253,190	13,187	266,377
Other consumer	80,710	71	80,781
Total	$1,917,270	$32,396	$1,949,666

The recorded investment in residential mortgage loans secured by residential real estate properties (including purchased credit-impaired loans) for which foreclosure proceedings are in process totaled $26.6 million and $29.1 million at March 31, 2017 and December 31, 2016, respectively.

The following tables present loans individually evaluated for impairment by class of loans, excluding purchased credit-impaired loans, as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017
					Three Months Ended
	Unpaid Principal Balance	Recorded Investment	Partial Charge-offs	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$6,785	$6,785	$—	$—	$7,561	$15
Commercial collateralized by assignment of lease payments	1,111	729	382	—	1,085	—
Commercial real estate:
Healthcare	—	—	—	—	—	—
Industrial	1,909	1,909	—	—	1,906	—
Multifamily	2,438	2,438	—	—	2,842	29
Retail	2,646	906	1,740	—	918	—
Office	1,335	1,335	—	—	1,325	—
Other	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—
Construction real estate	—	—	—	—	—	—
Indirect vehicle	207	108	99	—	258	5
Home equity	592	592	—	—	592	—
Other consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial	8,429	8,429	—	986	8,612	147
Commercial collateralized by assignment of lease payments	—	—	—	—	—	—
Commercial real estate:
Healthcare	—	—	—	—	—	—
Industrial	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Retail	3,572	3,572	—	286	3,581	—
Office	—	—	—	—	—	—
Other	—	—	—	—	—	—
Residential real estate	17,725	15,803	1,922	2,192	15,801	1
Construction real estate	—	—	—	—	—	—
Indirect vehicle	—	—	—	—	—	—
Home equity	30,192	27,845	2,347	2,634	27,847	11
Other consumer	—	—	—	—	—	—
Total	$76,941	$70,451	$6,490	$6,098	$72,328	$208

	December 31, 2016
					Year Ended
	Unpaid Principal Balance	Recorded Investment	Partial Charge-offs	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$9,056	$9,056	$—	$—	$5,944	$—
Commercial collateralized by assignment of lease payments	1,129	747	382	—	1,045	34
Commercial real estate:
Healthcare	—	—	—	—	—	—
Industrial	—	—	—	—	402	—
Multifamily	1,922	1,922	—	—	2,348	—
Retail	2,670	929	1,741	—	2,165	—
Office	—	—	—	—	256	—
Other	—	—	—	—	60	—
Residential real estate	—	—	—	—	—	—
Construction real estate	—	—	—	—	—	—
Indirect vehicle	223	122	101	—	252	—
Home equity	—	—	—	—	143	—
Other consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial	14,403	14,403	—	2,889	22,737	—
Commercial collateralized by assignment of lease payments	—	—	—	—	2,397	18
Commercial real estate:
Healthcare	—	—	—	—	—	—
Industrial	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Retail	3,592	3,592	—	354	6,827	—
Office	—	—	—	—	745	—
Other	—	—	—	—	235	—
Residential real estate	16,257	14,353	1,904	2,163	13,412	—
Construction real estate	—	—	—	—	—	—
Indirect vehicle	—	—	—	—	—	—
Home equity	31,104	28,790	2,314	2,930	28,677	—
Other consumer	—	—	—	—	—	—
Total	$80,356	$73,914	$6,442	$8,336	$87,645	$52

Impaired loans included accruing restructured loans of $31.1 million and $32.7 million that have been modified and are performing in accordance with those modified terms as of March 31, 2017 and December 31, 2016, respectively.  In addition, impaired loans included $20.7 million and $27.1 million of non-performing restructured loans as of March 31, 2017 and December 31, 2016, respectively.

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

Periodically, the Company will restructure a note into two separate notes (A/B structure), charging off the entire B portion of the note. The A note is structured with appropriate loan-to-value and cash flow coverage ratios that provide for a high likelihood of repayment. The A note is classified as a non-performing note until the borrower has displayed a historical payment performance for a reasonable time prior to and subsequent to the restructuring. A period of sustained repayment for at least six months generally is required to return the note to accrual status provided that management has determined that the performance is reasonably expected to continue. The A note will be classified as a restructured note (either performing or non-performing) through the calendar year of the restructuring that the historical payment performance has been established. As of March 31, 2017 and December 31, 2016, there was one A/B structure with a recorded investment of $906 thousand and $929 thousand, respectively, which is included above as an accruing restructured loan.

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

The following table presents loans that were restructured during the three months ended March 31, 2017 (dollars in thousands):

	March 31, 2017
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Charge-offs and Specific Reserves
Performing:
Residential real estate	3	$409	$409	$49
Home equity	1	33	33	3
Total	4	$442	$442	$52
Non-Performing:
Residential real estate	9	$1,257	$1,257	$154
Indirect vehicle	3	20	20	4
Total	12	$1,277	$1,277	$158

The following table presents loans that were restructured during the three months ended March 31, 2016 (dollars in thousands):

	March 31, 2016
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Charge-offs and Specific Reserves
Performing:
Home equity	2	$410	$410	$—
Total	2	$410	$410	$—
Non-Performing:
Residential real estate	1	72	72	—
Indirect vehicle	10	$80	$80	$22
Home equity	9	1,081	1,081	51
Total	20	$1,233	$1,233	$73

Of the troubled debt restructurings entered into during the past twelve months, none subsequently defaulted during the three months ended March 31, 2017.  Performing troubled debt restructurings are considered to have defaulted when they become 90 days or more past due post-restructuring or are placed on non-accrual status.

The following table presents the troubled debt restructurings activity during the three months ended March 31, 2017 (in thousands):

	Performing	Non-performing
Beginning balance	$32,687	$27,068
Additions	442	1,277
Charge-offs	—	(238)
Principal payments, net	(386)	(4,734)
Removals	(2,334)	(1,987)
Transfers in	713	21
Transfers out	(21)	(713)
Ending balance	$31,101	$20,694

Loans removed from troubled debt restructuring status are those that were restructured in a previous calendar year at a market rate of interest and have performed in compliance with the modified terms.

The following table presents the type of modification for loans that have been restructured during the three months ended March 31, 2017 (in thousands):

	March 31, 2017

	Extended
	Maturity,		Delay in
	Amortization	Extended	Payments or
	and Reduction	Maturity and/or	Reduction of
	of Interest Rate	Amortization	Interest Rate	Total
Residential real estate	$455	$822	$389	$1,666
Indirect vehicle	—	—	20	20
Home equity	—	—	33	33
Total	$455	$822	$442	$1,719

The following table presents the activity in the allowance for credit losses, balance in allowance for credit losses and recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2017 and 2016 (in thousands):

	Commercial	Commercial collateralized by assignment of lease payments	Commercial real estate	Residential real estate	Construction real estate	Indirect vehicle	Home equity	Other consumer	Unfunded commitments	Total
March 31, 2017
Allowance for credit losses:
Three Months Ended
Beginning balance	$44,661	$12,238	$51,807	$5,971	$14,758	$3,421	$5,469	$1,041	$2,476	$141,842
Charge-offs	168	—	1,085	90	—	1,411	173	446	—	3,373
Recoveries	1,510	463	518	528	112	652	283	229	—	4,295
Provision	(5,313)	(558)	6,980	1,722	(11)	962	(267)	367	(148)	3,734
Ending balance	$40,690	$12,143	$58,220	$8,131	$14,859	$3,624	$5,312	$1,191	$2,328	$146,498

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$986	$—	$286	$2,192	$—	$—	$2,634	$—	$541	$6,639
Collectively evaluated for impairment	39,545	12,143	57,799	5,939	14,824	3,624	2,678	1,191	1,787	139,530
Acquired and accounted for under ASC 310-30 (1)	159	—	135	—	35	—	—	—	—	329
Total ending allowance balance	$40,690	$12,143	$58,220	$8,131	$14,859	$3,624	$5,312	$1,191	$2,328	$146,498

Loans:
Individually evaluated for impairment	$15,214	$729	$10,160	$15,803	$—	$108	$28,437	$—	$—	$70,451
Collectively evaluated for impairment	4,348,908	2,007,872	3,724,011	1,211,415	554,942	573,684	218,368	80,016	—	12,719,216
Acquired and accounted for under ASC 310-30 (1)	24,768	—	46,683	77,332	5,624	—	12,382	2,025	—	168,814
Total ending loans balance	$4,388,890	$2,008,601	$3,780,854	$1,304,550	$560,566	$573,792	$259,187	$82,041	$—	$12,958,481

March 31, 2016
Allowance for credit losses:
Three Months Ended
Beginning balance	$39,316	$10,434	$45,475	$5,734	$15,113	$2,418	$7,374	$2,276	$3,368	$131,508
Charge-offs	713	574	352	368	—	931	238	412	—	3,588
Recoveries	380	50	594	24	27	463	318	393	—	2,249
Provision	7,979	595	1,068	206	(526)	782	(2,432)	20	(129)	7,563
Ending balance	$46,962	$10,505	$46,785	$5,596	$14,614	$2,732	$5,022	$2,277	$3,239	$137,732

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$12,174	$2,299	$6,522	$2,642	$—	$—	$3,044	$—	$1,205	$27,886
Collectively evaluated for impairment	34,282	8,206	39,273	2,954	14,520	2,732	1,978	2,277	2,034	108,256
Acquired and accounted for under ASC 310-30 (1)	506	—	990	—	94	—	—	—	—	1,590
Total ending allowance balance	$46,962	$10,505	$46,785	$5,596	$14,614	$2,732	$5,022	$2,277	$3,239	$137,732

Loans:
Individually evaluated for impairment	$31,869	$5,554	$29,100	$13,047	$—	$122	$29,260	$—	$—	$108,952
Collectively evaluated for impairment	3,477,735	1,768,550	2,802,714	664,744	310,278	432,793	177,819	77,318	—	9,711,951
Acquired and accounted for under ASC 310-30 (1)	25,924	—	29,325	55,397	13,859	—	13,353	2,587	—	140,445
Total ending loans balance	$3,535,528	$1,774,104	$2,861,139	$733,188	$324,137	$432,915	$220,432	$79,905	$—	$9,961,348

(1)	Loans acquired in business combinations and accounted for under ASC Subtopic 310-30 “Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality.”

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

During the three months ended March 31, 2017, there was a negative provision for credit losses of $182 thousand and net charge-offs of $355 thousand in relation to purchased loans. There was $329 thousand and $866 thousand in allowance for loan and lease losses related to these purchased loans at March 31, 2017 and December 31, 2016, respectively.  The provision for credit losses and accompanying charge-offs are included in the table above.

Changes in the accretable yield for loans acquired and accounted for under ASC 310-30 were as follows for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Balance at beginning of period	$16,050	$12,596
Purchases	43	—
Accretion	(2,188)	(2,210)
Other (1)	1,006	3,584
Balance at end of period	$14,911	$13,970

(1)	Primarily includes discount transfers from non-accretable discount to accretable discount due to better than expected performance of loan pools acquired and accounted for under ASC 310-30.

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

The carrying amount of loans acquired through a business combination by loan pool type are as follows (in thousands):

March 31, 2017	Purchased Credit-Impaired Loans	Purchased Non-Credit-Impaired Loans	Total
Covered loans:
Consumer related	$16,840	$—	$16,840
Non-covered loans:
Commercial loans	24,768	664,658	689,426
Commercial loans collateralized by assignment of lease payments	—	68,405	68,405
Commercial real estate	46,683	1,174,593	1,221,276
Construction real estate	5,624	15,782	21,406
Consumer related	6,141	340,642	346,783
Total non-covered loans	83,216	2,264,080	2,347,296
Total acquired	$100,056	$2,264,080	$2,364,136

Consumer related purchased credit-impaired loans includes re-purchase transactions with GNMA of $68.8 million as of March 31, 2017 in addition to loans acquired through a business combination noted in the table above.

Effective April 1, 2014, the losses on commercial related loans (commercial, commercial real estate and construction real estate) acquired in connection with the Heritage Community Bank ("Heritage") FDIC-assisted transaction ceased being covered under the loss-share agreement for that transaction. The carrying amount of those loans was $1.6 million as of March 31, 2017. Any recoveries, net of expenses, received on commercial related loans on which losses were incurred prior to April 1, 2014 were covered (and any such net recoveries must be shared with the FDIC in accordance with the loss-share agreement) through March 31, 2017. The losses on consumer related loans acquired in connection with the Heritage FDIC-assisted transaction will continue to be covered under the loss-share agreement through March 31, 2019.

The losses on commercial related loans acquired in connection with the Benchmark Bank ("Benchmark") FDIC-assisted transaction ceased to be covered under the loss-share agreement for that transaction effective January 1, 2015. The carrying amount of those loans was $1.6 million as of March 31, 2017. Any recoveries, net of expenses, received on commercial related loans on which losses were incurred prior to January 1, 2015 will continue to be covered (and any such net recoveries must be shared with the FDIC in accordance with the loss-share agreements) through December 31, 2017. The losses on consumer related loans acquired in connection with the Benchmark FDIC-assisted transaction will continue to be covered under the loss-share agreements through December 31, 2019.

Effective July 1, 2015, the losses on commercial related loans acquired in connection with Broadway Bank ("Broadway") and New Century Bank ("New Century") FDIC-assisted transactions ceased to be covered under the loss-share agreements for those transactions. The carrying amount of those loans was $5.6 million as of March 31, 2017. Any recoveries, net of expenses, received on commercial related loans on which losses were incurred prior to July 1, 2015 will continue to be covered (and any such net recoveries must be shared with the FDIC in accordance with the loss-share agreements) through June 30, 2018. The losses on consumer related loans acquired in connection with the Broadway and New Century FDIC-assisted transactions will continue to be covered under the loss-share agreement through June 30, 2020.

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

The Company's annual assessment date is as of December 31. Goodwill is tested for impairment at the reporting unit level. The Company has three reporting units: Banking, Leasing and Mortgage Banking. No impairment losses were recognized during the three months ended March 31, 2017 or 2016. The carrying amount of goodwill was $999.9 million and $1.0 billion at March 31, 2017 and December 31, 2016, respectively.

The following table presents the changes in the carrying amount of goodwill for the three months ended March 31, 2017 (in thousands):

	Banking	Leasing	Mortgage Banking	Total
Balance at beginning of period	$960,398	$40,640	$—	$1,001,038
Goodwill from business combinations (1)	(1,113)	—	—	(1,113)
Balance at end of period	$959,285	$40,640	$—	$999,925

(1)	Due to the adjustments recognized for the American Chartered merger.

The Company has other intangible assets consisting of core deposit and client relationship intangibles that had a remaining weighted average amortization period of approximately 13 years as of March 31, 2017.

The following table presents the changes during the three months ended March 31, 2017 in the carrying amount of core deposit and client relationship intangibles, and the gross carrying amount, accumulated amortization, and net book value as of March 31, 2017 (in thousands):

March 31, 2017
Balance at beginning of period	$62,959
Amortization expense	(2,090)
Balance at end of period	$60,869

Gross carrying amount	$112,820
Accumulated amortization	(51,951)
Net book value	$60,869

The following presents the estimated future amortization expense of other intangible assets (in thousands):

Year ending December 31,	Amount
2017	$6,103
2018	7,451
2019	5,674
2020	5,022
2021	4,790
Thereafter	31,829
$60,869

Note 8.	Deposits

The composition of deposits was as follows as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31,	December 31,
	2017	2016
Demand deposit accounts, non-interest bearing	$6,211,173	$6,408,169
NOW, money market and interest bearing deposits	4,580,773	4,543,004
Savings accounts	1,126,879	1,135,992
Certificates of deposit, $250,000 or more	1,179,607	1,144,121
Other certificates of deposit	900,951	879,162
Total	$13,999,383	$14,110,448

Certificates of deposit of $250,000 or more included $816.3 million and $795.0 million of brokered deposits at March 31, 2017 and December 31, 2016, respectively.  Brokered deposits typically consist of smaller individual time certificates that have the same liquidity characteristics and yields consistent with time certificates of $250,000 or more.

Note 9.	Short-Term Borrowings

Short-term borrowings were as follows as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017		December 31, 2016
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount
Customer repurchase agreements	0.21%	$182,128	0.22%	$237,538
Federal Home Loan Bank advances	0.89	1,300,000	0.63	1,275,000
Federal funds purchased	1.01	68,500	0.80	46,750
Line of credit	—	—	2.52	10,000
Total	0.81%	$1,550,628	0.59%	$1,569,288

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

The Company had Federal Home Loan Bank fixed rate advances with a maturity date less than one year of $1.3 billion at March 31, 2017 and December 31, 2016. At March 31, 2017, the interest rate on the advances outstanding on that date had rates ranging from 0.60% to 0.94% with maturities from April 2017 to March 2018. The Company has loans pledged as collateral on this FHLB advance. See Note 6. Loans of the notes to the consolidated financial statements.

On December 18, 2015, the Company entered into a $35.0 million unsecured line of credit at the holding company level with a correspondent bank. Interest is payable at a rate of one month LIBOR + 1.75%. No borrowings under the line of credit were outstanding as of March 31, 2017, and $10.0 million were outstanding as of December 31, 2016. The line of credit is scheduled to mature on June 30, 2017.

Note 10.	Long-Term Borrowings

Long-term borrowings were as follows as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017		December 31, 2016
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount
Federal Home Loan Bank advances	1.27%	$230,819	0.85%	$230,865
Notes payable	4.18	71,799	4.18	66,925
Term note	2.73	13,000	2.52	14,000
Total	1.99%	$315,618	1.64%	$311,790

The Company had Federal Home Loan Bank ("FHLB") advances with remaining contractual maturities greater than one year of $230.8 million at March 31, 2017 and $230.9 million at December 31, 2016. As of March 31, 2017, the advances had fixed terms with effective interest rates, net of discounts, ranging from 1.06% to 5.87% and maturities ranging from June 2018 to April 2035. The Company has loans pledged as collateral on these FHLB advances. See Note 6. Loans of the notes to the consolidated financial statements.

The Company had notes payable to banks totaling $71.8 million and $66.9 million at March 31, 2017 and December 31, 2016, respectively, which as of March 31, 2017, were accruing interest at rates ranging from 2.25% to 7.40%, with a weighted average rate of 4.18%.  Lease investments includes equipment with an amortized cost of $80.4 million and $79.6 million at March 31, 2017 and December 31, 2016, respectively, that is pledged as collateral on these notes.

On August 24, 2016, the Company assumed a $16.0 million unsecured term loan at the holding company level with a correspondent bank through the American Chartered merger. Interest is payable at a rate of one month LIBOR + 1.75% and the loan matures on June 30, 2020. Principal payments of $1.0 million are due quarterly until maturity. As of March 31, 2017, $13.0 million of principal was outstanding.

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

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of March 31, 2017 (in thousands):

	Coal City Capital Trust I	MB Financial Capital Trust II	MB Financial Capital Trust III	MB Financial Capital Trust IV
Junior Subordinated Notes:
Principal balance	$25,774	$36,083	$10,310	$20,619
Annual interest rate	3-mo LIBOR + 1.80%	3-mo LIBOR + 1.40%	3-mo LIBOR + 1.50%	3-mo LIBOR + 1.52%
Stated maturity date	September 1, 2028	September 15, 2035	September 23, 2036	September 15, 2036
Call date	September 1, 2008	December 15, 2010	September 23, 2011	September 15, 2011
Trust Preferred Securities:
Face Value	$25,000	$35,000	$10,000	$20,000
Annual distribution rate	3-mo LIBOR + 1.80%	3-mo LIBOR + 1.40%	3-mo LIBOR + 1.50%	3-mo LIBOR + 1.52%
Issuance date	July 1998	August 2005	July 2006	August 2006
Distribution dates (1)	Quarterly	Quarterly	Quarterly	Quarterly

	MB Financial Capital Trust V	MB Financial Capital Trust VI	FOBB Statutory Trust III (2)	TAYC Capital Trust II (3)
Junior Subordinated Notes:
Principal balance	$30,928	$23,196	$5,155	$41,238
Annual interest rate	3-mo LIBOR + 1.30%	3-mo LIBOR + 1.30%	3-mo LIBOR + 2.80%	3-mo LIBOR + 2.68%
Stated maturity date	December 15, 2037	October 30, 2037	January 23, 2034	June 17, 2034
Call date	December 15, 2012	October 30, 2012	January 23, 2009	June 17, 2009
Trust Preferred Securities:
Face Value	$30,000	$22,500	$5,000	$40,000
Annual distribution rate	3-mo LIBOR + 1.30%	3-mo LIBOR + 1.30%	3-mo LIBOR + 2.80%	3-mo LIBOR + 2.68%
Issuance date	September 2007	October 2007	December 2003	June 2004
Distribution dates (1)	Quarterly	Quarterly	Quarterly	Quarterly

	American Chartered Statutory Trust I (4)	American Chartered Statutory Trust II (4)
Junior Subordinated Notes:
Principal balance	$20,619	$10,310
Annual interest rate	3-mo LIBOR + 3.60%	3-mo LIBOR + 2.75%
Stated maturity date	December 18, 2031	October 7, 2034
Call date	December 18, 2006	October 7, 2009
Trust Preferred Securities:
Face Value	$20,000	$10,000
Annual distribution rate	3-mo LIBOR + 3.60%	3-mo LIBOR + 2.75%
Issuance date	November 2001	August 2004
Distribution dates (1)	Quarterly	Quarterly

(1)	All distributions are cumulative and paid in cash.

(2)
FOBB Statutory Trust III was established by First Oak Brook Bancshares, Inc. (“FOBB”) prior to the Company's acquisition of FOBB in 2006, and the junior subordinated notes issued by FOBB to FOBB Statutory Trust III were assumed by the Company upon completion of the acquisition.

(3)
TAYC Capital Trust II was established by Taylor Capital Group, Inc. (“Taylor Capital”) prior to the Company's acquisition of Taylor Capital in 2014, and the junior subordinated notes issued by Taylor Capital to TAYC Capital Trust II were assumed by the Company upon completion of the acquisition. Principal balance and face value amounts associated with TAYC Capital Trust II do not include purchase accounting adjustments to such amounts, which in each case resulted in a discount of $6.7 million.

(4)
American Chartered Statutory Trust I and American Chartered Statutory Trust II were established by American Chartered prior to the Company's acquisition of American Chartered in August 2016, and the junior subordinated notes issued by American Chartered to American Chartered Statutory Trust I and American Chartered Statutory Trust II were assumed by the Company upon completion of the acquisition. Principal balance and face value amounts associated with American Chartered Statutory Trust I and American Chartered Statutory Trust II do not include purchase accounting adjustments to such amounts, which in each case resulted in a discount of $6.2 million.

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

At March 31, 2017 and December 31, 2016, the following financial instruments were outstanding, the contractual amounts of which represent off-balance sheet credit risk (in thousands):

	Contractual Amount
	March 31, 2017	December 31, 2016
Commitments to extend credit:
Home equity lines	$244,136	$235,279
Other commitments	3,724,089	3,679,259
Letters of credit:
Standby	181,783	185,386
Commercial	2,765	1,766

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

Both standby and commercial letters of credit may be issued for any length of time, but normally do not exceed a period of five years.  These letters of credit may also be extended or amended from time to time depending on the bank customer’s needs.  As of March 31, 2017, the maximum remaining term for any standby letters of credit was September 30, 2030.  A fee is charged to the bank customer and is recognized as income over the life of the letter of credit, unless considered non-rebatable under the terms of a letter of credit application.

At March 31, 2017, the aggregate contractual amount of these letters of credit, which represents the maximum potential amount of future payments that the Company would be obligated to pay, decreased $2.6 million to $184.5 million from $187.2 million at December 31, 2016.  Of the $184.5 million in commitments outstanding at March 31, 2017, approximately $9.9 million of the letters of credit have been issued or renewed since December 31, 2016.

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

As of March 31, 2017, the Company had approximately $3.7 million in capital expenditure commitments outstanding which relate to various projects to renovate the corporate office space and branches.

Concentrations of credit risk:  As of March 31, 2017, approximately 21% of our investments in securities issued by states and political subdivisions were within the state of Illinois.  We did not hold any direct exposure to the state of Illinois as of March 31, 2017. Our commitments to extend credit are primarily related to commercial credits.  Standby letters of credit are granted primarily to commercial borrowers. Our asset-based loans are made to borrowers located throughout the United States. Lease banking provides banking services to lessors located throughout the United States. Our leasing subsidiaries originate leases to companies located throughout the United States. In addition, our mortgage segment and indirect vehicle lenders originate loans to borrowers located throughout the United States.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2017
Financial assets
Securities available for sale:
U.S Government sponsored agencies and enterprises	$23,330	$—	$23,330	$—
States and political subdivisions	389,109	—	388,736	373
Residential mortgage-backed securities	966,375	—	966,239	136
Commercial mortgage-backed securities	90,154	—	90,154	—
Corporate bonds	178,097	—	178,097	—
Equity securities	10,885	10,885	—	—
Loans held for sale	493,261	—	493,261	—
Loans	16,029	—	16,029	—
Mortgage servicing rights	251,498	—	—	251,498
Assets held in trust for deferred compensation	21,231	21,231	—	—
Derivative financial instruments	37,942	858	31,473	5,611
Financial liabilities
Other liabilities (1)	21,231	21,231	—	—
Derivative financial instruments	49,895	3,370	46,525	—
December 31, 2016
Financial assets
Securities available for sale:
U.S. Government sponsored agencies and enterprises	$23,415	$—	$23,415	$—
States and political subdivisions	391,365	—	390,992	373
Residential mortgage-backed securities	983,684	—	983,513	171
Commercial mortgage-backed securities	93,008	—	93,008	—
Corporate bonds	193,895	—	193,895	—
Equity securities	10,828	10,828	—	—
Loans held for sale	716,883	—	716,883	—
Loans	16,273	—	16,273	—
Mortgage servicing rights	238,011	—	—	238,011
Assets held in trust for deferred compensation	18,723	18,723	—	—
Derivative financial instruments	44,586	7,687	33,739	3,160
Financial liabilities
Other liabilities (1)	18,723	18,723	—	—
Derivative financial instruments	63,885	2,046	61,839	—

(1)	Liabilities associated with assets held in trust for deferred compensation

The following table presents additional information about the unobservable inputs used in the fair value measurement of financial assets measured on a recurring basis that were categorized within the Level 3 of the fair value hierarchy:

	Fair Value at
	March 31, 2017	Valuation Technique	Unobservable Input	Range
	(in thousands)
States and political subdivisions	$373	Discounted cash flows	Credit assumption	50% Loss
Residential mortgage-backed securities	136	Discounted cash flows	Constant pre-payment rates (CPR)	1% - 3%
Mortgage servicing rights	251,498	Discounted cash flows	CPR	6.5% - 7.9%
			Discount rate	9.53 - 11.04
			Maturity (months)	323 - 357
			Delinquencies	0.35 - 1.96
			Costs to service	$ 66 - $ 226
			Additive delinquent costs to service	$ 175 - $ 1,000
Derivative financial instruments (mortgage	5,611	Sales cash flows	Expected closing ratio	70% - 95%
interest rate lock commitments)			Expected delivery price	98.77 bps - 108.32 bps

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

Key economic assumptions used in the measuring of the fair value of the mortgage servicing rights and the sensitivity of the fair value to immediate adverse changes in those assumptions at March 31, 2017 are presented in the following table. This table does not take into account the derivatives used to economically hedge the mortgage servicing rights.

(dollars in thousands, except for weighted average cost to service)	March 31, 2017
Weighted average CPR	7.20%
Impact on fair value of 10% adverse change	$(7,847)
Impact on fair value of 20% adverse change	(15,282)

Weighted average discount rate	9.80%
Impact on fair value of 10% adverse change	$(10,799)
Impact on fair value of 20% adverse change	(20,750)

Weighted average delinquency rate	1.81%
Impact on fair value of 10% adverse change	$(2,466)
Impact on fair value of 20% adverse change	(4,353)

Weighted average costs to service	$89
Impact on fair value of 10% adverse change	(4,719)
Impact on fair value of 20% adverse change	(9,438)

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2017. The Company's policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

The following table presents additional information about financial assets measured at fair value on a recurring basis for which the Company used significant unobservable inputs (Level 3):

	Three Months Ended
	March 31,
	2017	2016	2017	2016	2017	2016
(in thousands)	Investment Securities		Mortgage Servicing Rights		Derivatives
Balance, beginning of period	$544	$773	$238,011	$168,162	$3,160	$3,822
Purchases	—	—	496	154	—	—
Originations	—	—	15,651	11,856	—	—
Included in earnings	—	—	(2,660)	(34,372)	2,451	4,397
Principal payments	(35)	(83)	—	—	—	—
Sales	—	—	—	—	—	—
Balance, ending of period	$509	$690	$251,498	$145,800	$5,611	$8,219

Financial Instruments Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain financial assets and financial liabilities at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or fair value that were recognized at fair value below cost at the end of the period.

Impaired Loans. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. Collateral values are estimated using Level 3 inputs based on customized discounting criteria. For a majority of impaired real estate loans where an allowance is established based on the fair value of collateral (100% at March 31, 2017), the Company obtains a current external appraisal. Other valuation techniques are used as well, including internal valuations, comparable property analysis and contractual sales information.

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

Assets measured at fair value on a nonrecurring basis as of March 31, 2017 and December 31, 2016 are included in the table below (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2017
Financial assets:
Impaired loans	$51,274	$—	$—	$51,274
Non-financial assets:
Foreclosed assets	19,047	—	—	19,047
December 31, 2016
Financial assets:
Impaired loans	$54,576	$—	$—	$54,576
Non-financial assets:
Foreclosed assets	31,607	—	—	31,607

The following table presents additional information about the unobservable inputs used in the fair value measurement of financial assets measured on a nonrecurring basis that were categorized within the Level 3 of the fair value hierarchy:

	Fair Value at	Valuation	Unobservable
	March 31, 2017	Technique	Input	Range
	(in thousands)
Impaired loans	$51,274	Appraisal of collateral	Appraisal adjustments	5% - 10%
Foreclosed assets	19,047	Appraisal of collateral	Appraisal adjustments	5% - 10%

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

The estimated fair values of financial instruments are as follows (in thousands):

	March 31, 2017
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Assets:
Cash and due from banks	$368,078	$368,078	$368,078	$—	$—
Interest earning deposits with banks	102,328	102,328	102,328	—	—
Investment securities available for sale	1,657,950	1,657,950	10,885	1,646,556	509
Investment securities held to maturity	1,056,008	1,083,998	—	1,083,998	—
Non-marketable securities - FHLB and FRB stock	144,427	144,427	—	—	144,427
Loans held for sale	493,261	493,261	—	493,261	—
Loans, net	12,814,311	12,913,824	—	16,029	12,897,795
Accrued interest receivable	58,348	58,348	58,348	—	—
Derivative financial instruments	37,942	37,942	858	31,473	5,611
Financial Liabilities:
Non-interest bearing deposits	$6,211,173	$6,211,173	$6,211,173	$—	$—
Interest bearing deposits	7,788,210	7,782,914	—	—	7,782,914
Short-term borrowings	1,550,628	1,550,730	—	—	1,550,730
Long-term borrowings	315,618	320,655	—	—	320,655
Junior subordinated notes issued to capital trusts	210,769	165,889	—	—	165,889
Accrued interest payable	4,469	4,469	4,469	—	—
Derivative financial instruments	49,895	49,895	3,370	46,525	—

	December 31, 2016
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and due from banks	$364,783	$364,783	$364,783	$—	$—
Interest earning deposits with banks	98,686	98,686	98,686	—	—
Investment securities available for sale	1,696,195	1,696,195	10,828	1,684,823	544
Investment securities held to maturity	1,069,750	1,093,740	—	1,093,740	—
Non-marketable securities - FHLB and FRB stock	143,276	143,276	—	—	143,276
Loans held for sale	716,883	716,883	—	716,883	—
Loans, net	12,629,437	12,747,107	—	16,273	12,730,834
Accrued interest receivable	59,024	59,024	59,024	—	—
Derivative financial instruments	44,586	44,586	7,687	33,739	3,160
Financial Liabilities:
Non-interest bearing deposits	$6,408,169	$6,408,169	$6,408,169	$—	$—
Interest bearing deposits	7,702,279	7,698,839	—	—	7,698,839
Short-term borrowings	1,569,288	1,569,314	—	—	1,569,314
Long-term borrowings	311,790	317,028	—	—	317,028
Junior subordinated notes issued to capital trusts	210,668	157,098	—	—	157,098
Accrued interest payable	4,288	4,288	4,288	—	—
Derivative financial instruments	63,885	63,885	2,046	61,839	—

Note 14.	Stock Incentive Plans

ASC Topic 718 requires that the grant date fair value of equity awards to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such award.

The following table summarizes the impact of the Company’s share-based payment plans in the financial statements for the periods shown (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Total compensation expense for share-based payment plans during the period	$4,481	$4,051
Amount of related income tax benefit recognized in income	4,422	$1,583

The Company adopted the Omnibus Incentive Plan (the “Omnibus Plan”) in 1997.  On May 28, 2014, the Company’s stockholders approved the third amendment and restatement of the Omnibus Plan to add 3,100,000 authorized shares for a total of 11,400,000 shares of common stock authorized to be utilized in connection with awards under the Omnibus Plan to directors, officers, and employees of the Company or any of its subsidiaries. The number of shares authorized increased by 2,400,000 to 13,800,000 upon completion of the Taylor Capital merger.  Equity grants under the Omnibus Plan can be in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other stock-based awards.  Shares awarded in the form of restricted stock, restricted stock units, performance shares, performance units, or other stock-based awards generally will reduce the shares available under the Omnibus Plan on a 2-for-1 basis. No more than 10% of the total number of authorized shares may be issued with respect to awards granted after May 28, 2014, other than stock appreciation rights, stock options and performance-based awards, which at the date of grant are scheduled to fully vest prior to three years from the date of grant (although such awards may provide scheduled vesting earlier with respect to some of such shares and for acceleration of vesting as provided in the Omnibus Plan).  As of March 31, 2017, there were 2,913,676 shares available for future grants.

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

The following table summarizes changes in stock options for the three months ended March 31, 2017:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2016	1,940,405	$27.45	5.31
Granted	155,059	45.59
Exercised	(150,829)	26.83
Expired	—	—
Forfeited or cancelled	(6,518)	30.05
Options outstanding as of March 31, 2017	1,938,117	$28.94	5.59	$27,368
Options exercisable as of March 31, 2017	1,281,740	$26.95	4.09	$20,378

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

 The following assumptions were used for options granted during the three months ended March 31, 2017:

March 31, 2017
Risk-free interest rate	2.19%
Expected volatility of Company’s stock	22.65%
Expected dividend yield	1.66%
Expected life of options	5.9 years
Weighted average fair value per option of options granted during the year	$9.49

The total intrinsic value of options exercised during the three months ended March 31, 2017 and 2016 was $2.9 million and $170 thousand, respectively.

The following is a summary of changes in restricted shares and units for the three months ended March 31, 2017:

	Number of Shares and Units	Weighted Average Grant Date Fair Value
Shares and units outstanding at December 31, 2016	998,807	$31.20
Granted	371,856	45.85
Vested	(327,008)	31.09
Forfeited or cancelled	(7,739)	29.92
Shares and units outstanding at March 31, 2017	1,035,916	36.50

The total intrinsic value of restricted shares that vested during the three months ended March 31, 2017 and 2016 was $15.3 million and $6.0 million, respectively.

The Company awarded 65,476, 80,780 and 71,560 market-based restricted stock units in 2017, 2016 and 2015, respectively, which entitle recipients to shares of common stock at the end of a three year vesting period. Recipients will earn shares, totaling between 0% and 175% of the number of units issued, based on the Company's total stockholder return relative to a specified peer group of financial institutions over the three year period. The Company awarded 48,569 market-based restricted stock units in 2014 that vested in 2017. Recipients earned shares totaling approximately 121% of the number of units issued, based on the Company’s total shareholder return relative to a specified peer group of financial institutions over the three year period. The market-based restricted stock units are included in the preceding table as if the recipients earned shares equal to 100% of the units issued. A Monte Carlo simulation model was used to value the market-based restricted stock units at the time awarded.

As of March 31, 2017, there was $35.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share option and nonvested share awards) granted under the Omnibus Plan.  At March 31, 2017, the weighted-average period over which the unrecognized compensation expense is expected to be recognized was approximately three years.

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

Interest rate swap and foreign currency forward contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. The net amount payable or receivable under interest rate swaps is accrued as an adjustment to interest income.  The net amount receivable as of March 31, 2017 was approximately $2 thousand, and the net amount payable as of December 31, 2016 was approximately $1 thousand.  The Company's credit exposure on interest rate swaps is limited to the Company's net favorable value and interest payments of all swaps to each counterparty. In such cases, collateral is generally required from the counterparties involved if the net value of the swaps exceeds a nominal amount.  At March 31, 2017, the Company’s credit exposure relating to interest rate swaps was approximately $10.0 million, which is secured by the underlying collateral on customer loans.

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

The Company had fair value commercial loan interest rate swaps, to hedge its interest rate risk, with an aggregate notional amount of $95 thousand at March 31, 2017.  For fair value hedges, the changes in fair values of both the hedging derivative and the hedged item were recorded in current earnings as other income.

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

The Company’s derivative financial instruments are summarized below as of March 31, 2017 and December 31, 2016 (in thousands):

	Asset Derivatives				Liability Derivatives
	March 31, 2017		December 31, 2016		March 31, 2017		December 31, 2016
	Notional	Estimated	Notional	Estimated	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
Derivative instruments designated as hedges of fair value:
Interest rate swap contracts (1)	$—	$—	$—	$—	$95	$(3)	$107	$(4)
Stand-alone derivative instruments: (2)
Interest rate swap contracts	1,353,075	23,460	1,310,057	25,471	1,353,057	(23,460)	1,310,057	(25,471)
Interest rate options contracts	268,130	1,207	217,546	881	268,130	(1,207)	217,546	(881)
Foreign exchange contracts	40,176	2,010	40,641	4,429	39,875	(1,870)	40,505	(4,265)
Spot foreign exchange contracts	2,333	48	1,691	12	563	(30)	660	(5)
Mortgage related derivatives:
Interest rate swap contracts	516,000	4,748	383,000	2,946	1,138,000	(19,955)	1,458,000	(31,212)
Treasury futures contracts	37,500	223	15,500	41	—	—	—	—
TBA mortgage securities	83,000	582	—	—	—	—	55,000	(132)
Forward loan sale commitments	65,000	53	585,000	7,646	670,000	(3,370)	386,000	(1,915)
Interest rate lock commitments	550,073	5,611	543,901	3,160	—	—	—	—
Total stand-alone derivative instruments	2,915,287	37,942	3,097,336	44,586	3,469,625	(49,892)	3,467,768	(63,881)
Total	$2,915,287	$37,942	$3,097,336	$44,586	$3,469,720	$(49,895)	$3,467,875	$(63,885)

(1) Derivative instruments designated to hedge fixed-rate commercial real estate loans.
(2) These portfolio swaps are not designated as hedging instruments under ASC Topic 815.

Amounts included in other operating income in the consolidated statements of operations related to derivative financial instruments were as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Derivative instruments designated as hedges of fair value:
Interest rate swap contracts	$1	$1
Stand-alone derivative instruments:
Interest rate swap contracts	1,849	2,338
Interest rate options contracts	—	36
Foreign exchange contracts	63	128
Spot foreign exchange contracts	678	303
Mortgage related derivatives	(10,141)	23,711
Total stand-alone derivative instruments	(7,551)	26,516
Total	$(7,550)	$26,517

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

Information about the Company's financial instruments that are eligible for offset in the consolidated balance sheet as of March 31, 2017 is summarized below (in thousands):

	Financial Assets			Financial Liabilities
	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
Derivatives:
Interest rate swap contracts, caps and floors	$8,509	$—	$8,509	$16,255	$—	$16,255
Foreign exchange contracts	1,661	—	1,661	1,008	—	1,008
Mortgage related derivatives	5,606	—	5,606	23,325	—	23,325
Total derivatives	15,776	—	15,776	40,588	—	40,588
Repurchase agreements	—	—	—	182,128	—	182,128
Total	$15,776	$—	$15,776	$222,716	$—	$222,716

	Financial Assets				Financial Liabilities
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
Derivatives:
Counterparty A	$4,647	$(4,647)	$—	$—	$11,616	$(4,647)	$(6,969)	$—
Counterparty B	5,567	(5,567)	—	—	11,088	(5,567)	(5,521)	—
Counterparty C	3,504	(3,504)	—	—	6,325	(3,504)	(2,821)	—
Other counterparties	2,058	(1,956)	—	102	11,559	(1,956)	(9,603)	—
Total derivatives	15,776	(15,674)	—	102	40,588	(15,674)	(24,914)	—
Repurchase agreements	—	—	—	—	182,128	—	(182,128)	—
Total	$15,776	$(15,674)	$—	$102	$222,716	$(15,674)	$(207,042)	$—

Information about the Company's financial instruments that are eligible for offset in the consolidated balance sheet as of December 31, 2016 is summarized below (in thousands):

	Financial Assets			Financial Liabilities
	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
Derivatives:
Interest rate swap contracts, caps and floors	$7,885	$—	$7,885	$18,564	$—	$18,564
Foreign exchange contracts	4,315	—	4,315	1,674	—	1,674
Mortgage related derivatives	10,633	—	10,633	33,259	—	33,259
Total derivatives	22,833	—	22,833	53,497	—	53,497
Repurchase agreements	—	—	—	237,538	—	237,538
Total	$22,833	$—	$22,833	$291,035	$—	$291,035

	Financial Assets				Financial Liabilities
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
Derivatives:
Counterparty A	$2,697	$(2,697)	$—	$—	$18,768	$(2,697)	$(16,071)	$—
Counterparty B	4,683	(4,683)	—	—	12,881	(4,683)	(8,198)	—
Counterparty C	64	(64)	—	—	4,919	(64)	(4,855)	—
Other counterparties	15,389	(10,938)	—	4,451	16,929	(10,938)	(5,980)	11
Total derivatives	22,833	(18,382)	—	4,451	53,497	(18,382)	(35,104)	11
Repurchase agreements	—	—	—	—	237,538	—	(237,538)	—
Total	$22,833	$(18,382)	$—	$4,451	$291,035	$(18,382)	$(272,642)	$11

Note 16.	Operating Segments

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

The Leasing Segment generates its revenues through lease originations and related services. The Leasing Segment invests directly in equipment that the Company leases (referred to as direct finance, leveraged or operating leases) to "Fortune 1000," middle-market companies and healthcare providers located throughout the United States. The lease portfolio is made up of various kinds of equipment, generally technology related, such as computer systems, satellite equipment, medical equipment and general manufacturing, industrial, construction and transportation equipment. The Leasing Segment also specializes in selling third party equipment maintenance contracts to large companies.

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

The following tables present summary financial information for the reportable segments (in thousands):

	Banking	Leasing	Mortgage Banking	Consolidated
Three months ended March 31, 2017
Net interest income	$131,449	$2,269	$9,325	$143,043
Provision for credit losses	3,527	(135)	342	3,734
Non-interest income	42,531	21,463	27,779	91,773
Non-interest expense (1)	107,839	13,844	33,982	155,665
Income tax expense	15,660	4,119	1,101	20,880
Net income	$46,954	$5,904	$1,679	$54,537
Total assets	$16,009,339	$1,173,558	$1,963,165	$19,146,062
Three months ended March 31, 2016
Net interest income	$109,608	$2,423	$7,273	$119,304
Provision for credit losses	7,001	437	125	7,563
Non-interest income	35,019	19,195	27,479	81,693
Non-interest expense (1)	90,640	12,186	32,974	135,800
Income tax expense	14,350	3,509	661	18,520
Net income	$32,636	$5,486	$992	$39,114
Total assets	$13,235,848	$1,045,117	$1,294,688	$15,575,653

(1)	Includes merger related and repositioning expenses of $258 thousand and $3.3 million in the Banking Segment for the three months ended March 31, 2017 and 2016, respectively.

Note 17.	Preferred Stock

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

Our net income is also affected by non-interest income and non-interest expenses.  During the periods under report, non-interest income included revenue from our key fee initiatives: net lease financing income, mortgage banking revenue, commercial deposit and treasury management fees, trust and asset management fees, card fees and capital markets and international banking fees. Non-interest income also included consumer and other deposit service fees, brokerage fees, loan service fees, increase in cash surrender value of life insurance, net gain on investment securities, net loss on disposal of other assets and other operating income. During the periods under report, non-interest expenses included salaries and employee benefits expense, occupancy and equipment expense, computer services and telecommunication expense, advertising and marketing expense, professional and legal expense, other intangibles amortization expense, branch exit and facilities impairment charges, net (gain) loss on other real estate owned and other related expenses and other operating expenses. Additionally, dividends on preferred shares reduced net income available to common stockholders.

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

On August 24, 2016, the Company completed its merger with American Chartered Bancorp, Inc. ("American Chartered"). Consideration paid by the Company was $487.4 million, including $382.8 million in common stock (9.7 million shares), $102.3 million in cash and $2.3 million in preferred stock and stock-based awards assumed. The Company recorded $274.9 million in goodwill and $25.5 million in other intangibles as a result of this acquisition. These and other amounts recognized for this business combination in the financial statements as of March 31, 2017 were determined to be final. See Note 4 of the notes to our consolidated financial statements for additional information.

The Company had net income of $54.5 million for the three months ended March 31, 2017 compared to $39.1 million for the three months ended March 31, 2016. Net income available to common stockholders was $52.5 million for the three months ended March 31, 2017 compared to $37.1 million for the three months ended March 31, 2016. Fully diluted earnings per common share were $0.62 for the three months ended March 31, 2017 compared to $0.50 per common share for the three months ended March 31, 2016.

The results of operations for the three months ended March 31, 2017 and 2016 were impacted by $258 thousand and $3.3 million in merger related and repositioning expenses, respectively. See "Non-interest Expenses" section for a detailed schedule of merger related and repositioning expenses.

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

Residual Value of Our Direct Finance, Leveraged, and Operating Leases.  Lease residual value represents the present value of the estimated fair value of the leased equipment at the termination date of the lease.  Realization of these residual values depends on many factors, including management’s use of estimates, assumptions, and judgment to determine such values.  Several other factors outside of management’s control may reduce the residual values realized, including general market conditions at the time of expiration of the lease, whether there has been technological or economic obsolescence or unusual wear and tear on, or use of, the equipment and the cost of comparable equipment.  If, upon the expiration of a lease, we sell the equipment and the amount realized is less than the recorded value of the residual interest in the equipment, we will recognize a loss reflecting the difference.  On a quarterly basis, management reviews the lease residuals for potential impairment.  If we fail to realize our aggregate recorded residual values, our financial condition and profitability could be adversely affected. At March 31, 2017, the aggregate residual value of the equipment leased under our direct finance, leveraged, and operating leases totaled $178.7 million.  See Note 1 and Note 6 to the audited consolidated financial statements contained in our Annual Report Form 10-K for the year ended December 31, 2016 for additional information.

Income Tax Accounting.  ASC Topic 740 provides guidance on accounting for income taxes by prescribing the minimum recognition threshold that a tax position must meet to be recognized in the financial statements. ASC Topic 740 also provides guidance on measurement, recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of March 31, 2017, the Company had no uncertain tax positions.  The Company elects to treat interest and penalties recognized for the underpayment of income taxes as income tax expense.  However, interest and penalties imposed by taxing authorities on issues specifically addressed in ASC Topic 740 will be taken out of the tax reserves up to the amount allocated to interest and penalties.  The amount of interest and penalties exceeding the amount allocated in the tax reserves will be treated as income tax expense.  The application of income tax law is inherently complex.  Laws and regulations in this area are voluminous and are often ambiguous.  As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures.  Interpretations of, and guidance surrounding income tax laws and regulations change over time.  As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations.

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

The Company’s annual assessment date for goodwill impairment testing is as of December 31. Goodwill is tested for impairment at the reporting unit level. The Company has three reporting units: banking, leasing and mortgage banking.  No impairment losses were recognized during the three months ended March 31, 2017 or 2016. We are not aware of any events or circumstances subsequent to our annual goodwill impairment testing date of December 31, 2016 that would indicate impairment of goodwill at March 31, 2017. The carrying amount of goodwill was $999.9 million and $1.0 billion at March 31, 2017 and December 31, 2016, respectively. The change in the carrying amount of goodwill from December 31, 2016 was due to adjustments recognized for the American Chartered merger.

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

	Three Months Ended March 31,
(dollars in thousands)	2017			2016
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans held for sale	$565,128	$5,033	3.56%	$661,021	$5,966	3.61%
Loans (1) (2)	12,303,152	128,704	4.24	9,429,494	98,957	4.22
Loans exempt from federal income taxes (3)	379,947	4,430	4.66	342,852	3,978	4.59
Taxable investment securities	1,593,209	9,122	2.29	1,524,583	9,566	2.51
Investment securities exempt from federal income taxes (3)	1,278,150	15,344	4.80	1,362,468	16,579	4.87
Federal funds sold	38	0	1.23	42	0	1.00
Other interest earning deposits	130,553	199	0.62	113,748	141	0.50
Total interest earning assets	16,250,177	$162,832	4.06	13,434,208	$135,187	4.05
Non-interest earning assets	2,752,805			2,053,357
Total assets	$19,002,982			$15,487,565
Interest Bearing Liabilities:
Deposits:
NOW, money market and interest bearing deposits	$4,529,402	$2,622	0.23%	$4,109,150	$2,086	0.20%
Savings deposits	1,131,757	255	0.09	984,019	159	0.06
Time deposits	2,060,625	4,598	0.90	1,772,881	3,377	0.77
Short-term borrowings	1,496,357	2,380	0.65	916,519	721	0.32
Long-term borrowings and junior subordinated notes	522,013	3,013	2.31	600,869	2,345	1.54
Total interest bearing liabilities	9,740,154	$12,868	0.54	8,383,438	$8,688	0.42
Non-interest bearing deposits	6,209,402			4,606,009
Other non-interest bearing liabilities	465,083			398,459
Stockholders’ equity	2,588,343			2,099,659
Total liabilities and stockholders’ equity	$19,002,982			$15,487,565
Net interest income/interest rate spread (4)		$149,964	3.52%		$126,499	3.63%
Less: taxable equivalent adjustment		6,921			7,195
Net interest income, as reported		$143,043			$119,304
Net interest margin (5)			3.57%			3.57%
Tax equivalent effect			0.17%			0.22%
Net interest margin on a fully tax equivalent basis (5)			3.74%			3.79%
Effect of acquisition accounting discount accretion on loans acquired through bank mergers			(0.19)%			(0.24)%
Net interest margin on a fully tax equivalent basis, excluding the effect of acquisition accounting discount accretion on loans acquired through bank mergers			3.55%			3.55%

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

Net interest income on a fully tax equivalent basis increased $23.5 million during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to higher average loan balances as a result of the loans acquired through the American Chartered merger as well as loan growth in the legacy portfolio. The net interest margin, expressed on a fully tax equivalent basis, was 3.74% for the first quarter of 2017 and 3.79% for the first quarter of 2016. Net interest income in the first quarter of 2017 included interest income of $7.2 million resulting from accretion of the acquisition accounting discount recorded on loans acquired in bank mergers in the first quarter of 2017 compared to $7.4 million in the first quarter of 2016. Excluding the accretion of the acquisition accounting discount recorded on loans acquired in bank mergers, our net interest margin on a fully tax equivalent basis would have been 3.55% for the three months ended March 31, 2017 and March 31, 2016.

Non-interest Income

The following table presents non-interest income for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 (in thousands):

	Three Months Ended
	March 31,
	2017	2016	Increase/ (Decrease)	Percentage Change
Non-interest income:
Mortgage banking revenue	$27,779	$27,482	$297	1.1%
Lease financing, net	21,418	19,046	2,372	12.5
Commercial deposit and treasury management fees	14,689	11,878	2,811	23.7
Trust and asset management fees	8,520	7,950	570	7.2
Card fees	4,566	3,525	1,041	29.5
Capital markets and international banking fees	3,253	3,227	26	0.8
Consumer and other deposit service fees	3,363	3,025	338	11.2
Brokerage fees	1,125	1,158	(33)	(2.8)
Loan service fees	1,969	1,752	217	12.4
Increase in cash surrender value of life insurance	1,288	854	434	50.8
Net gain on investment securities	231	—	231	100.0
Net loss on disposal of other assets	(123)	(48)	(75)	156.3
Other operating income	3,695	1,844	1,851	100.4
Total non-interest income	$91,773	$81,693	$10,080	12.3%

Non-interest income increased by $10.1 million, or 12.3%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

•	Lease financing revenue increased due to higher promotional income, residual gains and rental income partly offset by a decrease in fees from the sale of third-party equipment maintenance contracts.

•	Commercial deposit and treasury management fees increased due to new customer activity as well as the increased customer base as a result of the American Chartered merger.

•	Trust and asset management fees increased due to the addition of new customers.

•	Card fees increased due to promotional debit card income and higher credit card fees.

•	Other operating income increased due to an increase in the market value of assets held for deferred compensation and higher earnings from investments in Small Business Investment Companies.

Non-interest Expenses

The following table presents non-interest expense for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 (in thousands):

	Three Months Ended
	March 31,
	2017	2016	Increase/ (Decrease)	Percentage Change
Non-interest expenses:
Salaries and employee benefits expense	$101,551	$85,591	$15,960	18.6%
Occupancy and equipment expense	15,044	13,260	1,784	13.5
Computer services and telecommunication expense	9,440	9,055	385	4.3
Advertising and marketing expense	3,161	2,878	283	9.8
Professional and legal expense	2,691	2,589	102	3.9
Other intangibles amortization expense	2,090	1,626	464	28.5
Branch exit and facilities impairment charges	(682)	44	(726)	NM
Net loss (gain) recognized on other real estate owned and other expense	844	(346)	1,190	(343.9)
Other operating expenses	21,526	21,103	423	2.0
Total non-interest expenses	$155,665	$135,800	$19,865	14.6%
 NM - Not meaningful

Non-interest expenses increased by $19.9 million, or 14.6%, for the three months ended March 31, 2017 from the three months ended March 31, 2016. Non-interest expenses include $258 thousand and $3.3 million in merger related and repositioning expenses for the three months ended March 31, 2017 and 2016, respectively. See merger related and repositioning expenses detail below. Explanations for changes other than merger related and repositioning expenses are as follows:

•
Salaries and employee benefits expense increased due to higher salaries, bonus and health insurance expense as a result of annual pay increases, new hires and increased staff from the American Chartered merger.

•	Occupancy and equipment expense increased due to higher depreciation expense and rental operating expenses as a result of the American Chartered merger.

•	Other intangible amortization increased due to the customer deposit intangible recognized as a result of the American Chartered merger.

•	Non-interest expense was also impacted by a net loss recognized on other real estate owned properties in the first quarter of 2017 compared to a net gain in the same period last year.

The following table presents the detail of the merger related and repositioning expenses for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended
	March 31,
	2017	2016
Merger related and repositioning expenses:
Salaries and employee benefits	$614	$81
Occupancy and equipment expense	4	—
Computer services and telecommunication expense	185	305
Advertising and marketing expense	—	23
Professional and legal expense	97	97
Branch exit and facilities impairment charges	(682)	44
Contingent consideration expense - Celtic acquisition (1)	—	2,703
Other operating expenses	40	34
Total merger related and repositioning expenses	$258	$3,287

(1)	Resides in other operating expenses in the consolidated statements of operations.

In the first quarter of 2017, merger related and repositioning expenses mostly included costs incurred in connection with the American Chartered merger as well as a gain on the sale of a branch. In the first quarter of 2016, merger related and repositioning expenses included an increase in our contingent consideration accrual for our acquisition of Celtic Leasing Corp. as a result of stronger lease residual previously estimated.

Income Taxes

Income tax expense for the three months ended March 31, 2017 was $20.9 million compared to $18.5 million for the three months ended March 31, 2016. The increase was primarily due to an increase in our pre-tax income during the three months ended March 31, 2017 partially offset by the $2.7 million income tax benefit associated with stock-based compensation and $1.4 million reversal of a tax liability no longer needed related to one of our acquired entities. The tax expense or benefit related to the vesting of restricted shares and exercises of stock options can fluctuate from period to period based on activity and the stock price of our common shares.

Operating Segments

The Company's operations consist of three reportable operating segments: Banking, Leasing and Mortgage Banking. Our Banking Segment generates revenues primarily from its lending, deposit gathering and fee business activities. Our Leasing Segment generates revenues through lease originations and related services. Our Mortgage Banking Segment originates residential mortgage loans for sale to investors through its retail and third party origination channels as well as residential mortgage loans held in our loan portfolio. The Mortgage Banking Segment also services residential mortgage loans owned by investors and the Company.

Net income from our Banking Segment for the three months ended March 31, 2017 increased $14.3 million to $47.0 million compared to the three months ended March 31, 2016. This increase was primarily due to the increase in net interest income driven by legacy loan growth and loans acquired through the American Chartered merger and an increase in non-interest income (due to higher commercial deposit and treasury management fees, trust and asset management fees and card fees) as well as a decrease in provision for credit losses. The increase in net interest and non-interest income were partly offset by higher salaries and employee benefits expense (due to annual pay increases, new hires and increased staff from the American Chartered merger) and occupancy and equipment expense (due to higher depreciation expense and rental operating expenses as a result of the American Chartered merger). The Banking Segment was also favorably impacted by $2.7 million income tax benefit associated with stock-based compensation and $1.4 million reversal of a tax liability no longer needed related to one of our acquired entities.

Net income from our Leasing Segment for the three months ended March 31, 2017 increased $418 thousand to $5.9 million compared to the three months ended March 31, 2016. This increase in net income was due to the increase in lease financing revenues as a result of higher promotional income, residual gains and rental income partly offset by a decrease in fees from the sale of third-party equipment maintenance contracts. The increase in lease financing revenues was partly offset by the increase in salaries and employee benefits expense due to the increase in staff.

Net income from our Mortgage Banking Segment for the three months ended March 31, 2017 increased $687 thousand to $1.7 million compared to the three months ended March 31, 2016. This increase in net income was due to an increase in net interest income as a result of the higher residential real estate loan balances held for investment and an increase in mortgage origination revenue as a result of higher gains on sale margins partly offset by lower mortgage servicing revenue and higher other operating expenses. The decrease in mortgage servicing revenue was the result of a positive net change of $5.4 million in the fair value of the mortgage servicing rights and the related economic hedge activity recognized in the first quarter of 2016 compared to a negative net change of $678 thousand in the fair value of the mortgage servicing rights and the related economic hedge activity recognized in the first quarter of 2017.

Balance Sheet

Total assets decreased $156.3 million, or 0.8%, to $19.1 billion at March 31, 2017 from December 31, 2016 mainly due to the decrease in loans held for sale.

•	Investment securities decreased $50.8 million, or 1.7%, from December 31, 2016 to March 31, 2017 due to the investment securities principal payments on our mortgage-backed securities.

•	Total loans, excluding purchased credit-impaired, increased by $183.9 million, or 1.5%, to $12.8 billion at March 31, 2017 from December 31, 2016, due to the growth in residential real estate loans.

Total liabilities decreased by $193.5 million, or 1.2%, to $16.5 billion at March 31, 2017 from December 31, 2016 mostly due to the decrease in deposits.

•
Total deposits decreased by $111.1 million, or 0.8%, to $14.0 billion at March 31, 2017 from December 31, 2016. Non-interest bearing deposits decreased by $197.0 million, or 3.1%, compared to December 31, 2016, while interest bearing deposits increased by $85.9 million, or 1.1%. The decrease in total deposits was primarily due to a decrease in mortgage escrow account balances, the sale of our Philadelphia branch and seasonal deposit declines.

•	Total borrowings decreased by $14.7 million, or 0.7%, to $2.1 billion at March 31, 2017.

Total stockholders’ equity increased $37.2 million to $2.6 billion at March 31, 2017 compared to December 31, 2016 primarily as a result of earnings for the three months ended March 31, 2017 net of dividends declared.

Investment Securities

The following table sets forth the amortized cost and fair value of our investment securities, by type of security as indicated (in thousands):

	March 31, 2017		December 31, 2016		March 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
U.S. Government sponsored agencies and enterprises	$23,204	$23,330	$23,267	$23,415	$63,600	$64,762
States and political subdivisions	371,329	389,109	376,541	391,365	371,006	398,024
Residential mortgage-backed securities	969,982	966,375	988,744	983,684	709,810	720,269
Commercial mortgage-backed securities	88,959	90,154	91,949	93,008	111,015	114,290
Corporate bonds	177,335	178,097	193,164	193,895	225,657	224,530
Equity securities	11,057	10,885	11,000	10,828	10,814	10,969
Total Available for Sale	1,641,866	1,657,950	1,684,665	1,696,195	1,491,902	1,532,844
Held to maturity
States and political subdivisions	910,336	934,269	910,608	929,178	986,340	1,032,841
Residential mortgage-backed securities	145,672	149,729	159,142	164,562	205,570	213,815
Total Held to Maturity	1,056,008	1,083,998	1,069,750	1,093,740	1,191,910	1,246,656
Total	$2,697,874	$2,741,948	$2,754,415	$2,789,935	$2,683,812	$2,779,500

Loan Portfolio

The following table sets forth the composition of our loan portfolio (excluding loans held for sale) as of the dates indicated showing the balances of legacy loans and loans acquired through the American Chartered and Taylor Capital mergers (dollars in thousands):

	March 31, 2017				December 31, 2016
	Legacy (1)	Acquired (2)	Total	% of Total	Legacy (1)	Acquired (2)	Total	% of Total
Commercial related credits:
Commercial loans	$3,699,464	$664,658	$4,364,122	34%	$3,548,747	$797,759	$4,346,506	34%
Commercial loans collateralized by assignment of lease payments	1,940,196	68,405	2,008,601	16	1,898,857	104,119	2,002,976	16
Commercial real estate	2,559,578	1,174,593	3,734,171	29	2,509,314	1,278,702	3,788,016	29
Construction real estate	539,160	15,782	554,942	4	503,226	15,336	518,562	4
Total commercial related credits	8,738,398	1,923,438	10,661,836	83	8,460,144	2,195,916	10,656,060	83
Other loans:
Residential real estate	962,722	264,496	1,227,218	9	775,576	285,252	1,060,828	8
Indirect vehicle	572,115	1,677	573,792	4	539,916	1,764	541,680	4
Home equity	173,042	73,763	246,805	2	179,886	86,491	266,377	2
Other consumer loans	79,310	706	80,016	1	80,028	753	80,781	1
Total other loans	1,787,189	340,642	2,127,831	16	1,575,406	374,260	1,949,666	15
Total loans excluding purchased credit-impaired loans	10,525,587	2,264,080	12,789,667	99	10,035,550	2,570,176	12,605,726	98
Purchased credit-impaired loans	98,767	70,047	168,814	1	96,169	66,908	163,077	2
Total loans	$10,624,354	$2,334,127	$12,958,481	100%	$10,131,719	$2,637,084	$12,768,803	100%

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

Total loans increased by $189.7 million to $13.0 billion at March 31, 2017 from $12.8 billion at December 31, 2016. The increase in total loans was mostly due to the growth in residential real estate loans as a result of retaining adjustable rate mortgages originated by our Mortgage Banking Segment in our loan portfolio.

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

The following table sets forth the amounts of non-performing loans, non-performing assets and purchased credit-impaired loans (excluding loans held for sale and other real estate owned acquired as part of our FDIC-assisted transactions) as well as other information regarding asset quality at the dates indicated (dollars in thousands):

	March 31, 2017	December 31, 2016	March 31, 2016
Non-performing loans:
Non-accruing loans	$47,042	$48,974	$93,602
Loans 90 days or more past due, still accruing interest	2,159	10,378	1,112
Total non-performing loans	49,201	59,352	94,714
Other real estate owned	14,706	26,279	28,309
Repossessed assets	477	322	187
Total non-performing assets	$64,384	$85,953	$123,210
Purchased credit-impaired loans	$168,814	$163,077	$140,445
Total allowance for loan and lease losses	$144,170	$139,366	$134,493
Accruing restructured loans (1)	31,101	32,687	27,269
Total non-performing loans to total loans	0.38%	0.46%	0.95%
Total non-performing assets to total assets	0.34	0.45	0.79
Allowance for loan and lease losses to total non-performing loans	293.02	234.81	142.00

(1)	Accruing restructured loans consists of loans that have been modified and are performing in accordance with those modified terms.

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

The following table presents a summary of other real estate owned, excluding assets related to FDIC-assisted transactions, for the three months ended March 31, 2017 and 2016 (in thousands):

	March 31,
	2017	2016
Beginning balance	$26,279	$31,553
Transfers in at fair value less estimated costs to sell	350	1,270
Fair value adjustments	(758)	45
Net gains on sales of other real estate owned	159	592
Cash received upon disposition	(11,324)	(5,151)
Ending balance	$14,706	$28,309

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

	March 31, 2017	December 31, 2016
Commercial loans	$90,507	$94,049
Commercial loans collateralized by assignment of lease payments	6,749	3,505
Commercial real estate	56,523	46,990
Total	$153,779	$144,544

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

The commercial related general loss reserve was $125.4 million as of March 31, 2017 and $120.2 million as of December 31, 2016. Reserves on impaired commercial related loans are included in the “Commercial Related Specific Reserves” section below.

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

The total commercial related specific reserves component of the allowance was $1.3 million as of March 31, 2017 compared to $3.2 million as of December 31, 2016.

Consumer Related Reserves.  Pools of homogenous loans with similar risk and loss characteristics are also assessed for probable losses. These loan pools include consumer, residential real estate, home equity, credit cards and indirect vehicle loans. Migration probabilities obtained from past due roll rate analyses and historical loss rates are applied to current balances to forecast charge-offs over a one-year time horizon. The reserves for consumer related loans totaled $17.5 million at March 31, 2017 and $15.9 million at December 31, 2016.

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

We recorded a provision for credit losses of $5.5 million for acquired loans related to the non-purchased credit-impaired bank merger loans as accounted for in accordance with ASC Topic 310-20 for the three months ended March 31, 2017. No additional provisions were recorded on the purchase credit-impaired bank merger loans accounted for in accordance with ASC Topic 310-30.

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

The following table presents an analysis of the allowance for loan and lease losses for the periods presented (dollars in thousands):

	Three Months Ended
	March 31,
	2017	2016
Balance at beginning of period	$141,842	$131,508
Provision for credit losses	3,734	7,563
Charge-offs:
Commercial loans	168	713
Commercial loans collateralized by assignment of lease payments	—	574
Commercial real estate	1,085	352
Construction real estate	—	—
Residential real estate	90	368
Home equity	173	238
Indirect vehicles	1,411	931
Other consumer loans	446	412
Total charge-offs	3,373	3,588
Recoveries:
Commercial loans	1,510	380
Commercial loans collateralized by assignment of lease payments	463	50
Commercial real estate	518	594
Construction real estate	112	27
Residential real estate	528	24
Home equity	283	318
Indirect vehicles	652	463
Other consumer loans	229	393
Total recoveries	4,295	2,249
Net (recoveries) charge-offs	(922)	1,339
Allowance for credit losses	146,498	137,732
Allowance for unfunded credit commitments	(2,328)	(3,239)
Allowance for loan and lease losses	$144,170	$134,493
Total loans	$12,958,481	$9,961,348
Ratio of allowance to total loans	1.11%	1.35%
Ratio of net (recoveries) charge-offs to average loans (annualized)	(0.03)	0.06
Net recoveries of $922 thousand were recorded in the three months ended March 31, 2017 compared to net charge-offs of $1.3 million in the three months ended March 31, 2016. A provision for credit losses of $3.7 million was recorded for the three months ended March 31, 2017 compared to $7.6 million for the three months ended March 31, 2016. The provision for credit losses for the three months ended March 31, 2017 included a provision for credit losses of $5.5 million related to the bank merger acquired loan portfolio for loan renewals subsequent to the acquisition date compared to $1.2 million three months ended March 31, 2016.

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

Lease investments by categories follow (in thousands):

	March 31, 2017	December 31, 2016	March 31, 2016
Direct finance leases:
Minimum lease payments	$422,798	$433,451	$387,152
Estimated unguaranteed residual values	75,204	78,256	73,743
Less: unearned income	(34,863)	(36,327)	(33,564)
Direct finance leases (1)	$463,139	$475,380	$427,331
Leveraged leases:
Minimum lease payments	$579	$821	$2,260
Estimated unguaranteed residual values	77	108	426
Less: unearned income	(16)	(25)	(85)
Less: related non-recourse debt	(568)	(803)	(2,201)
Leveraged leases (1)	$72	$101	$400
Operating leases:
Equipment, at cost	$451,373	$440,861	$330,051
Less accumulated depreciation	(135,850)	(129,534)	(114,005)
Lease investments, net	$315,523	$311,327	$216,046

(1)	Direct finance and leveraged leases are included as commercial loans collateralized by assignment of lease payments for financial statement purposes.

Leases that transfer substantially all of the benefits and risk related to the equipment ownership are classified as direct finance leases. If these direct finance leases have non-recourse debt associated with them and meet the additional requirements for a leveraged lease, they are further classified as leveraged leases, and the associated debt is netted with the outstanding balance in the consolidated financial statements. Interest income on direct finance and leveraged leases is recognized using methods which approximate a level yield over the term of the lease. Operating leases are investments in equipment leased to other companies, where the residual component makes up more than 10% of the investment.  The Company funds most of the lease equipment purchases internally, but has some loans at other banks which totaled $67.0 million at March 31, 2017, $66.9 million at December 31, 2016 and $59.4 million at March 31, 2016.

At March 31, 2017, the following reflects the residual values for leases by category in the year the initial lease term ends (in thousands):

	Residual Values
	Direct
End of initial lease term	Finance	Leveraged	Operating
December 31,	Leases	Leases	Leases	Total
2017	$15,830	$59	$9,967	$25,856
2018	15,727	18	11,465	27,210
2019	13,953	—	13,065	27,018
2020	11,431	—	16,647	28,078
2021	2,824	—	20,831	23,655
Thereafter	15,439	—	31,475	46,914
	$75,204	$77	$103,450	$178,731

The lease residual value represents the present value of the estimated fair value of the leased equipment at the termination of the lease. Lease residual values are generally reviewed quarterly, and any write-downs or charge-offs deemed necessary are recorded in the period in which they become known. To mitigate this risk of loss, we seek to diversify both the type of equipment leased and the industries in which the lessees participate. Often times, there are several individual lease schedules under one master lease.  There were 4,242 leases at March 31, 2017 compared to 4,248 at December 31, 2016.  The average residual value per lease schedule was approximately $42 thousand at March 31, 2017 and December 31, 2016.  The average residual value per master lease schedule was approximately $176 thousand at March 31, 2017 and December 31, 2016. Certain residual values have less than full residual risk.

Liquidity and Sources of Capital

Our cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities.

Cash flows from operating activities primarily include net income, adjusted for items in net income that did not impact cash.  Net cash flows provided by operating activities were $292.4 million for the three months ended March 31, 2017 compared to net cash flows provided by operating activities of $166.7 million for the three months ended March 31, 2016.  The change was mostly due to lower originations of loans held for sale.

Cash flows from investing activities reflects the impact of loans and investment securities acquired for the Company’s interest-earning asset portfolios, as well as cash flows from asset sales and the impact of acquisitions.  For the three months ended March 31, 2017, the Company had net cash flows used in investing activities of $139.2 million compared to net cash flows used in investing activities of $92.6 million for the three months ended March 31, 2016.  The change was due to the increase in purchases of investment securities during the three months ended March 31, 2017.

Cash flows from financing activities include transactions and events whereby cash is obtained from depositors, creditors or investors.  For the three months ended March 31, 2017, the Company had net cash flows used in financing activities of $146.2 million compared to net cash flows used in financing activities of $70.0 million for the three months ended March 31, 2016.  The change in cash flows from financing activities was primarily due to the decrease in deposits partly offset by the increase in borrowings compared to the three months ended March 31, 2016.

In the event that additional short-term liquidity is needed, we have established relationships with several large and regional banks to provide short-term borrowings in the form of federal funds purchases.  While, at March 31, 2017, there were no firm lending commitments in place, management believes that we could borrow approximately $522.5 million for a short time from these banks on a collective basis.  Additionally, we are a member of Federal Home Loan Bank of Chicago ("FHLB").  As of March 31, 2017, the Company had $1.5 billion outstanding in FHLB advances, and could borrow an additional amount of approximately $569.7 million.  As a contingency plan for significant funding needs, the Asset/Liability Committee may also consider the sale of investment securities, selling securities under agreement to repurchase, or the temporary curtailment of lending activities.  As of

March 31, 2017, the Company had approximately $1.8 billion of unpledged securities, excluding securities available for pledge at the FHLB.

Our main sources of liquidity at the holding company level are dividends from MB Financial Bank and cash on hand. We also maintain a $35.0 million unsecured line of credit at the holding company level with a correspondent bank. No borrowings were outstanding on the line of credit as of March 31, 2017. The line of credit is scheduled to mature on June 30, 2017. The holding company had $11.8 million in cash as of March 31, 2017.

See Notes 9 and 10 of the Financial Statements presented under Item 1 of this report for details of period end balances and other information for these various funding sources. There were no material changes outside the ordinary course of business in the Company’s contractual obligations at March 31, 2017 as compared to December 31, 2016.

MB Financial Bank is subject to various regulatory capital requirements which affect its ability to pay dividends to us.  Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. The minimum ratios required for a bank to be considered “well capitalized” for regulatory purposes are a total risk-based capital ratio of 10.00%, a Tier 1 capital to risk-weighted assets ratio of 8.00%, a common equity Tier 1 capital to risk-weighted assets ratio of 6.50% and a Tier 1 capital to average assets ratio of 5.00%.   In addition, we have an internal policy which provides that dividends paid to us by MB Financial Bank cannot exceed an amount that would cause MB Financial Bank’s total risk-based capital ratio, Tier 1 capital to risk-weighted assets ratio, common equity Tier 1 capital to risk-weighted assets ratio and Tier 1 capital to average assets ratio to fall below 11%, 9%, 7.5% and 7%, respectively.  See “Item 1. Business — Supervision and Regulation” in our Annual Report on Form 10-K for the year ended December 31, 2016.

At March 31, 2017, the Company’s total risk-based capital ratio was 11.80%, Tier 1 capital to risk-weighted assets ratio was 9.54%, common equity Tier 1 capital to risk-weighted assets ratio was 8.84% and Tier 1 capital to average asset ratio was 8.58%. At March 31, 2017, MB Financial Bank’s total risk-based capital ratio was 11.51%, Tier 1 capital to risk-weighted assets ratio was 10.60%, common equity Tier 1 capital to risk-weighted assets ratio was 10.60% and Tier 1 capital to average asset ratio was 9.52%. MB Financial Bank was categorized as “Well-Capitalized” at March 31, 2017 under the regulations of the Office of the Comptroller of the Currency.

The Company and MB Financial Bank must maintain a capital conservation buffer consisting of additional common equity Tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  The new capital conservation buffer requirement began phasing in on January 1, 2016 when a buffer greater than 0.625% of risk-weighted assets was required, which amount will increase each year until the buffer requirement is fully implemented on January 1, 2019. At March 31, 2017, the Company and MB Financial Bank maintained capital above the 1.25% conservation buffer.

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

Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (1) expected revenues, cost savings, synergies and other benefits from the MB Financial-American Chartered merger might not be realized within the expected time frames or at all and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (2) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses, which could necessitate additional provisions for loan losses, resulting both from originated loans and loans acquired from other financial institutions; (3) competitive pressures among depository institutions; (4) interest rate movements and their impact on customer behavior, net interest margin and the value of our mortgage servicing rights; (5) the possibility that our mortgage banking business may experience increased volatility in its revenues and earnings and the possibility that the profitability of our mortgage banking business could be significantly reduced if we are unable to originate and sell mortgage loans at profitable margins or if changes in interest rates negatively impact the value of our mortgage servicing rights; (6) the impact of repricing and competitors’ pricing initiatives on loan and deposit products; (7) fluctuations in real estate values; (8) the ability to adapt successfully to technological changes to meet customers’ needs and developments in the market place; (9) the possibility that security measures implemented might not be sufficient to mitigate the risk of a cyber attack or cyber theft, and that such security measures might not protect against systems failures or interruptions; (10) our ability to realize the residual values of its direct finance, leveraged and operating leases; (11) the ability to access cost-effective funding; (12) changes in financial markets; (13) changes in economic conditions in general and in the Chicago metropolitan area in particular; (14) the costs, effects and outcomes of litigation; (15) new legislation or regulatory changes, including but not limited to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and regulations adopted thereunder, changes in capital requirements pursuant to the Dodd-Frank Act, changes in the interpretation and/or application of laws and regulations by regulatory authorities, other governmental initiatives affecting the financial services industry and changes in federal and/or state tax laws or interpretations thereof by taxing authorities; (16) changes in accounting principles, policies or guidelines; (17) our future acquisitions of other depository institutions or lines of business; and (18) future goodwill impairment due to changes in our business, changes in market conditions, or other factors.

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

Variable rate assets and liabilities that reprice at similar times, or that have similar maturities or repricing dates, are based on different indexes that still have interest rate risk.  Basis risk reflects the possibility that indexes will not move in a coordinated manner.

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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at March 31, 2017 that we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown.  Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability.

The table is intended to provide an approximation of the projected repricing of assets and liabilities at March 31, 2017 based on contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced because of contractual amortization and rate adjustments on adjustable-rate loans.  Loan and investment securities’ contractual maturities and amortization reflect expected prepayment assumptions.  While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on some of the accounts will not adjust immediately to changes in other interest rates. Therefore, the information in the table is calculated assuming that NOW, money market and savings deposits will reprice as follows: 41%, 60%, and 10%, respectively, in the first three months, 9%, 12%, and 17%, respectively, in the next nine months, 30%, 24%, and 50%, respectively, from one year to five years, and 20%, 4%, and 23%, respectively over five years (dollars in thousands):

	Time to Maturity or Repricing
	0 – 90	91 - 365	1 – 5	Over 5
	Days	Days	Years	Years	Total
Interest Earning Assets:
Interest earning deposits with banks	$100,012	$464	$1,852	$—	$102,328
Investment securities	183,914	376,731	1,317,071	980,669	2,858,385
Loans held for sale	493,261	—	—	—	493,261
Loans, including covered loans	7,535,838	1,328,007	3,411,740	682,896	12,958,481
Total interest earning assets	$8,313,025	$1,705,202	$4,730,663	$1,663,565	$16,412,455
Interest Bearing Liabilities:
NOW, money market and interest bearing deposits	$2,360,126	$480,036	$1,219,657	$520,954	$4,580,773
Savings deposits	112,688	190,161	563,302	260,728	1,126,879
Time deposits	407,620	783,072	882,585	7,281	2,080,558
Short-term borrowings	1,550,628	—	—	—	1,550,628
Long-term borrowings	243,435	4,509	63,450	4,224	315,618
Junior subordinated notes issued to capital trusts	210,769	—	—	—	210,769
Total interest bearing liabilities	$4,885,266	$1,457,778	$2,728,994	$793,187	$9,865,225
Rate sensitive assets (RSA)	$8,313,025	$10,018,227	$14,748,890	$16,412,455	$16,412,455
Rate sensitive liabilities (RSL)	4,885,266	6,343,044	9,072,038	9,865,225	9,865,225
Cumulative GAP (GAP=RSA-RSL)	3,427,759	3,675,183	5,676,852	6,547,230	6,547,230
RSA/Total assets	43.42%	52.33%	77.03%	85.72%	85.72%
RSL/Total assets	25.52	33.13	47.38	51.53	51.53
GAP/Total assets	17.90	19.20	29.65	34.20	34.20
GAP/RSA	41.23	36.68	38.49	39.89	39.89

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

Based on simulation modeling which assumes gradual changes in interest rates over a one-year period, we believe that our net interest income would change due to changes in interest rates as follows (dollars in thousands):

Gradual	Changes in Net Interest Income Over One Year Horizon
Changes in	March 31, 2017		December 31, 2016
Levels of	Dollar	Percentage	Dollar	Percentage
Interest Rates	Change	Change	Change	Change
+ 2.00%	$45,644	7.76%	$47,407	7.94%
+ 1.00%	23,840	4.05	25,076	4.20
- 1.00%	(28,554)	(4.86)	(26,252)	(4.39)

In the interest rate sensitivity table above, changes in net interest income between March 31, 2017 and December 31, 2016 reflect changes in the composition of interest earning assets and interest bearing liabilities, related interest rates, repricing frequencies, and the fixed or variable characteristics of the interest earning assets and interest bearing liabilities.  The changes in net interest income incorporate the impact of loan floors as well as shifts from low cost deposits to higher cost certificates of deposit in a rising rate environment.

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

Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of March 31, 2017 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting: During the quarter ended March 31, 2017, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information for the three months ended March 31, 2017 with respect to our repurchases of our outstanding common shares:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in Thousands)
January 1, 2017 — January 31, 2017	177	$44.53	—	$—
February 1, 2017 — February 28, 2017	55,667	45.43	—	—
March 1, 2017 — March 31, 2017	143	44.57	—	—
Total	55,987	$45.43	—

(1)	Includes shares withheld to satisfy tax withholding obligations upon the exercise of stock options and vesting of restricted stock awards.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MB FINANCIAL, INC.
(registrant)

Date:	May 9, 2017	By:	/s/Mitchell Feiger
Mitchell Feiger
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 9, 2017	By:	/s/Randall T. Conte
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

EXHIBIT INDEX
Exhibit Number	Description

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

101
The following financial statements from the MB Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) the notes to consolidated financial statements*

*  Filed herewith