Form 10-Q
period 2017-06-30
MB FINANCIAL INC /MD
filed 2017-08-07
CIK 1139812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

There were issued and outstanding 83,883,046 shares of the Registrant’s common stock as of August 7, 2017.

MB FINANCIAL, INC.

FORM 10-Q

June 30, 2017

i

PART I.        FINANCIAL INFORMATION

Item 1.	Financial Statements

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	(Unaudited)
	June 30, 2017	December 31, 2016
ASSETS
Cash and due from banks	$348,550	$364,783
Interest earning deposits with banks	115,707	98,686
Total cash and cash equivalents	464,257	463,469
Investment securities:
Securities available for sale, at fair value	1,567,071	1,696,195
Securities held to maturity, at amortized cost ($1,061,044 fair value at June 30, 2017 and $1,093,740 at December 31, 2016)	1,022,912	1,069,750
Non-marketable securities - FHLB and FRB stock	160,204	143,276
Total investment securities	2,750,187	2,909,221
Loans held for sale	718,916	716,883
Loans:
Total loans, excluding purchased credit-impaired loans	13,465,064	12,605,726
Purchased credit-impaired loans	149,077	163,077
Total loans	13,614,141	12,768,803
Less: Allowance for loan and lease losses	154,033	139,366
Net loans	13,460,108	12,629,437
Lease investments, net	346,036	311,327
Premises and equipment, net	288,148	293,910
Cash surrender value of life insurance	203,534	200,945
Goodwill	999,925	1,001,038
Other intangibles	58,783	62,959
Mortgage servicing rights, at fair value	249,688	238,011
Other real estate owned, net	11,063	26,279
Other real estate owned related to FDIC-assisted transactions	4,849	5,006
Other assets	409,563	443,832
Total assets	$19,965,057	$19,302,317
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$6,388,292	$6,408,169
Interest bearing	7,873,527	7,702,279
Total deposits	14,261,819	14,110,448
Short-term borrowings	1,993,358	1,569,288
Long-term borrowings	330,160	311,790
Junior subordinated notes issued to capital trusts	211,085	210,668
Accrued expenses and other liabilities	520,355	520,914
Total liabilities	17,316,777	16,723,108
STOCKHOLDERS’ EQUITY
Preferred stock, ($0.01 par value, authorized 10,000,000 shares at June 30, 2017 and December 31, 2016; Series A, 8% perpetual non-cumulative, 4,000,000 shares issued and outstanding at June 30, 2017 and December 31, 2016, $25 liquidation value; Series B, 8% cumulative voting convertible, 125 shares issued and outstanding at June 30, 2017 and December 31, 2016, $1,000 liquidation value)	115,572	115,572
Common stock, ($0.01 par value; authorized 120,000,000 shares at June 30, 2017 and December 31, 2016; issued 85,725,616 shares at June 30, 2017 and 85,630,748 shares at December 31, 2016)	857	856
Additional paid-in capital	1,681,252	1,678,826
Retained earnings	899,930	838,892
Accumulated other comprehensive income	10,520	5,190
Less: 1,856,099 and 1,905,479 shares of treasury common stock, at cost, at June 30, 2017 and December 31, 2016, respectively	(59,851)	(60,384)
Controlling interest stockholders’ equity	2,648,280	2,578,952
Non-controlling interest	—	257
Total stockholders’ equity	2,648,280	2,579,209
Total liabilities and stockholders’ equity	$19,965,057	$19,302,317

     See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Interest income:
Loans:
Taxable	$143,426	$110,231	$277,163	$215,154
Nontaxable	2,791	2,741	5,671	5,327
Investment securities:
Taxable	8,717	7,799	17,839	17,365
Nontaxable	9,837	10,644	19,810	21,420
Other interest earning accounts and Federal funds sold	228	125	427	266
Total interest income	164,999	131,540	320,910	259,532
Interest expense:
Deposits	8,793	5,952	16,268	11,574
Short-term borrowings	3,912	910	6,292	1,631
Long-term borrowings and junior subordinated notes	3,300	2,076	6,313	4,421
Total interest expense	16,005	8,938	28,873	17,626
Net interest income	148,994	122,602	292,037	241,906
Provision for credit losses	9,699	2,829	13,433	10,392
Net interest income after provision for credit losses	139,295	119,773	278,604	231,514
Non-interest income:
Mortgage banking revenue	29,499	39,615	57,278	67,097
Lease financing revenue, net	18,401	15,708	39,819	34,754
Commercial deposit and treasury management fees	14,499	11,548	29,188	23,426
Trust and asset management fees	8,498	8,236	17,018	16,186
Card fees	4,413	4,045	8,979	7,570
Capital markets and international banking fees	3,586	2,771	6,839	5,998
Consumer and other deposit service fees	3,285	3,161	6,648	6,186
Brokerage fees	1,250	1,315	2,375	2,473
Loan service fees	2,037	1,961	4,006	3,713
Increase in cash surrender value of life insurance	1,301	850	2,589	1,704
Net gain on investment securities	137	269	368	269
Net loss on disposal of other assets	(4)	(2)	(127)	(50)
Other operating income	3,615	2,523	7,310	4,367
Total non-interest income	90,517	92,000	182,290	173,693
Non-interest expenses:
Salaries and employee benefits expense	102,566	95,004	204,117	180,595
Occupancy and equipment expense	15,284	13,415	30,328	26,675
Computer services and telecommunication expense	9,785	9,777	19,225	18,832
Advertising and marketing expense	3,245	2,964	6,406	5,842
Professional and legal expense	2,450	3,321	5,141	5,910
Other intangibles amortization expense	2,086	1,617	4,176	3,243
Branch exit and facilities impairment charges	6,589	155	5,907	199
Net loss (gain) recognized on other real estate owned and other related expenses	690	258	1,534	(88)
Other operating expenses	22,864	21,395	44,390	42,498
Total non-interest expenses	165,559	147,906	321,224	283,706
Income before income taxes	64,253	63,867	139,670	121,501
Income tax expense	19,787	20,455	40,667	38,975
Net income	44,466	43,412	99,003	82,526
Dividends on preferred shares	2,002	2,000	4,005	4,000
Net income available to common stockholders	$42,464	$41,412	$94,998	$78,526

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - (Continued)
(Amounts in thousands, except share and per share data) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Common share data:
Basic earnings per common share	$0.51	$0.56	$1.13	$1.07
Diluted earnings per common share	0.50	0.56	1.12	1.06
Weighted average common shares outstanding for basic earnings per common share	83,842,963	73,475,258	83,753,195	73,402,995
Diluted weighted average common shares outstanding for diluted earnings per common share	84,767,414	74,180,374	84,773,271	74,073,655

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net income	$44,466	$43,412	$99,003	$82,526
Unrealized holding gains on investment securities, net of reclassification adjustments	3,979	7,706	10,033	23,282
Reclassification adjustment for amortization of unrealized gains on investment securities transferred to held to maturity from available for sale	(350)	(724)	(823)	(1,527)
Reclassification adjustments for gains included in net income	(137)	(269)	(368)	(269)
Other comprehensive income, before tax	3,492	6,713	8,842	21,486
Income tax expense related to items of other comprehensive income	(1,387)	(2,669)	(3,512)	(8,532)
Other comprehensive income, net of tax	2,105	4,044	5,330	12,954
Comprehensive income	$46,571	$47,456	$104,333	$95,480

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2017 and 2016
(Amounts in thousands, except per share data) (Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Treasury Stock	Non-controlling Interest	Total Stock- holders’ Equity
Balance at December 31, 2015	$115,280	$756	$1,280,870	$731,812	$15,777	$(58,504)	$1,293	$2,087,284
Net income	—	—	—	82,526	—	—	124	82,650
Other comprehensive income, net of tax	—	—	—	—	12,954	—	—	12,954
Cash dividends declared on preferred shares	—	—	—	(4,000)	—	—	—	(4,000)
Cash dividends declared on common shares ($0.36 per share)	—	—	—	(26,870)	—	—	—	(26,870)
Restricted common stock activity, net of tax	—	1	(632)	—	—	699	—	68
Stock option activity, net of tax	—	—	1,183	—	—	(56)	—	1,127
Repurchase of common shares in connection with employee benefit plans and held in trust for deferred compensation plan	—	—	288	—	—	(2,871)	—	(2,583)
Stock-based compensation expense	—	—	8,335	—	—	—	—	8,335
Purchase of additional investment in subsidiary from minority owners	—	—	(1,267)	—	—	—	(1,069)	(2,336)
Distributions to non-controlling interest	—	—	—	—	—	—	(94)	(94)
Balance at June 30, 2016	$115,280	$757	$1,288,777	$783,468	$28,731	$(60,732)	$254	$2,156,535

Balance at December 31, 2016	$115,572	$856	$1,678,826	$838,892	$5,190	$(60,384)	$257	$2,579,209
Net income	—	—	—	99,003	—	—	—	99,003
Other comprehensive income, net of tax	—	—	—	—	5,330	—	—	5,330
Cash dividends declared on preferred shares	—	—	—	(4,005)	—	—	—	(4,005)
Cash dividends declared on common shares ($0.40 per share)	—	—	—	(33,960)	—	—	—	(33,960)
Restricted common stock activity, net of tax	—	—	(6,837)	—	—	3,550	—	(3,287)
Stock option activity, net of tax	—	1	448	—	—	—	—	449
Repurchase of common shares in connection with employee benefit plans and held in trust for deferred compensation plan	—	—	461	—	—	(3,017)	—	(2,556)
Stock-based compensation expense	—	—	8,924	—	—	—	—	8,924
Purchase of additional investment in subsidiary from minority owners	—	—	(570)	—	—	—	(257)	(827)
Balance at June 30, 2017	$115,572	$857	$1,681,252	$899,930	$10,520	$(59,851)	$—	$2,648,280

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands) (Unaudited)

	Six Months Ended
	June 30,
	2017	2016
Cash Flows From Operating Activities
Net income	$99,003	$82,526
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment and leased equipment	44,922	35,676
Branch exit and facilities impairment charges	5,907	199
Compensation expense for share-based payment plans	8,924	8,335
Net (gain) loss on sales of premises and equipment and leased equipment	(752)	157
Amortization of other intangibles	4,176	3,243
Provision for credit losses	13,433	10,392
Deferred income tax expense	22,072	22,327
Amortization of premiums and discounts on investment securities, net	20,754	23,488
Accretion of discounts on loans, net	(13,858)	(14,961)
Net gain on investment securities	(368)	(269)
Proceeds from sale of loans held for sale	2,340,861	2,772,282
Origination of loans held for sale	(2,321,902)	(2,833,315)
Net loss (gain) on sale of loans held for sale	887	(19,720)
Change in fair value of mortgage servicing rights	16,676	61,197
Net loss (gain) on other real estate owned	1,313	(468)
Increase in cash surrender value of life insurance	(2,589)	(1,704)
Increase in other assets, net	(24,770)	(95,794)
(Decrease) increase in other liabilities, net	(37,530)	18,900
Net cash provided by operating activities	177,159	72,491
Cash Flows From Investing Activities
Proceeds from sales of investment securities available for sale	2,271	842
Proceeds from maturities and calls of investment securities available for sale	167,856	133,638
Purchases of investment securities available for sale	(47,016)	(17,525)
Proceeds from maturities and calls of investment securities held to maturity	72,250	80,037
Purchases of investment securities held to maturity	(29,457)	(10,854)
Purchases of non-marketable securities - FHLB and FRB stock	(110,711)	(15,999)
Redemption of non-marketable securities - FHLB and FRB stock	93,783	—
Net increase in loans	(832,802)	(397,347)
Purchases of mortgage servicing rights	(786)	(2,961)
Purchases of premises and equipment and leased equipment	(78,833)	(63,123)
Proceeds from sales of premises and equipment and leased equipment	14,227	2,079
Proceeds from sale of other real estate owned	16,686	7,461
Proceeds from sale of other real estate owned related to FDIC-assisted transactions	2,587	2,891
Purchase of additional investment in subsidiary from minority owners	(827)	(2,336)
Net proceeds from FDIC related covered assets	(227)	(2,911)
Net cash used in investing activities	(730,999)	(286,108)
Cash Flows From Financing Activities
Net (decrease) increase in deposits	151,371	(69,119)
Proceeds from short-term borrowings - FHLB advances	2,350,000	850,000
Principal paid on short-term borrowings - FHLB advances	(2,125,000)	(525,000)
Net increase (decrease) in short-term borrowings	49,070	(83,743)
Proceeds from long-term borrowings	262,864	172,075
Principal paid on long-term borrowings	(94,494)	(53,805)
Treasury stock transactions, net	(2,556)	(2,583)
Stock options exercised	1,376	1,027
Dividends paid on preferred stock	(4,005)	(4,000)
Dividends paid on common stock	(33,998)	(26,553)
Net cash provided by financing activities	554,628	258,299
Net increase in cash and cash equivalents	$788	$44,682
Cash and cash equivalents:
Beginning of period	463,469	381,441
End of period	$464,257	$426,123

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Amounts in thousands) (Unaudited)

	Six Months Ended
	June 30,
	2017	2016
Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest paid to depositors and on other borrowed funds	$27,666	$17,416
Income tax payments, net	2,486	3,796
Supplemental Schedule of Noncash Investing Activities:
Investment securities held to maturity purchased not settled	2,553	—
Loans transferred to other real estate owned	2,658	2,637
Loans transferred to other real estate owned related to FDIC-assisted transactions	2,321	830
Loans transferred to repossessed assets	969	2,398
Operating leases rewritten as direct finance leases included as loans	1,547	363
Long-term borrowings transferred to short-term borrowings	150,000	—
Supplemental Schedule of Noncash Investing Activities From Acquisitions:
Adjustments to noncash assets previously acquired:
Loans	1,846	—
Goodwill	(1,113)	—
Other assets	(733)	—
Total adjustments to noncash assets previously acquired	$—	$—

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation

 These unaudited consolidated financial statements include the accounts of MB Financial, Inc., a Maryland corporation (the “Company”), and its subsidiaries, including its wholly owned national bank subsidiary, MB Financial Bank, N.A. (“MB Financial Bank”), based in Chicago, Illinois. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows for the interim periods have been made. The results of operations for the six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year.
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

ASC Topic 718 "Compensation - Stock Compensation." New authoritative accounting guidance under ASC Topic 718 "Compensation - Stock Compensation" amended prior guidance in several aspects, including the income tax consequences, classification of awards as either equity or liability, and classification on the statement of cash flows. The new authoritative guidance allows for all excess tax benefits and tax deficiencies to be recognized as income tax benefit or expense in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. For the statement of cash flows, excess tax benefits should be classified along with other income tax cash flows as an operating activity, and cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. The new authoritative guidance also allows an entity to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. In addition, the threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in the applicable jurisdictions. The Company early adopted the new guidance in the third quarter of 2016. The Company has also elected to account for forfeitures when they occur.

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

ASC Topic 718 "Compensation - Stock Compensation." New authoritative accounting guidance under ASC Topic 718 "Compensation - Stock Compensation" amends prior guidance by clarifying which changes to terms or conditions of a share-based payment award requires an entity to apply modification accounting. An entity should account for the effects of a modification unless the fair value, vesting conditions and classification of the modified award are the same as the original award. The new authoritative guidance will be effective for reporting periods after January 1, 2018 with early adoption permitted. This new authoritative guidance is not expected to have a significant impact on the Company's statements of operations or financial condition.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Distributed earnings allocated to common stock	$17,829	$14,216	$33,960	$26,870
Undistributed earnings	26,637	29,196	65,043	55,656
Net income	44,466	43,412	99,003	82,526
Less: preferred stock dividends	2,002	2,000	4,005	4,000
Net income available to common stockholders for basic earnings per common share	42,464	41,412	94,998	78,526
Plus: preferred stock dividends on convertible preferred stock	2	—	5	—
Less: earnings allocated to participating securities	1	2	2	4
Earnings allocated to common stockholders for diluted earnings per common share	$42,465	$41,410	$95,001	$78,522
Weighted average shares outstanding for basic earnings per common share	83,842,963	73,475,258	83,753,195	73,402,995
Dilutive effect of:
Stock options	554,314	326,339	595,415	281,948
Restricted shares and units	363,003	378,777	417,433	388,712
Convertible preferred stock	7,134	—	7,228	—
Total dilutive effect of equity awards and convertible preferred stock	924,451	705,116	1,020,076	670,660
Weighted average shares outstanding for diluted earnings per common share	84,767,414	74,180,374	84,773,271	74,073,655
Basic earnings per common share	$0.51	$0.56	$1.13	$1.07
Diluted earnings per common share	0.50	0.56	1.12	1.06

Note 4.	Business Combinations

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

This business combination was accounted for under the acquisition method of accounting. Accordingly, the results of operations of the acquired company have been included in the Company’s results of operations since the date of acquisition. Under this method of accounting, the assets acquired, liabilities assumed and consideration paid are recorded at their estimated fair values. The excess cost over fair value of net assets acquired is recorded as goodwill. In the event that the fair value of net assets acquired exceeds the cost, the Company will record a gain on the acquisition. As the consideration paid for American Chartered exceeded the net assets acquired, goodwill of $274.9 million was recorded on the acquisition and allocated to the banking segment. Goodwill recorded in the transaction, which reflects the increased Chicago market share and related synergies expected from the combined operations, is not tax deductible. During the first quarter of 2017, the fair value estimates of loans increased by $1.8 million compared to previously reported balances, which decreased the deferred tax asset by $733 thousand and goodwill by $1.1 million. The amounts recognized for the business combination in the financial statements have been determined to be final as of March 31, 2017.

Estimated fair values of the assets acquired and liabilities assumed in the American Chartered transaction, as of the closing date of the transaction were as follows (in thousands):

August 24, 2016
ASSETS
Cash and cash equivalents	$93,307
Investment securities available for sale	505,564
Non-marketable securities - FRB and FHLB Stock	16,000
Loans	1,942,548
Premises and equipment	39,048
Cash surrender value of life insurance	59,917
Goodwill	274,885
Other intangibles	25,452
Other real estate owned	3,960
Other assets	31,408
Total assets	$2,992,089
LIABILITIES
Deposits	$2,389,327
Short-term borrowings	48,305
Long-term borrowings	16,000
Junior subordinated notes issued to capital trusts	28,075
Accrued expenses and other liabilities	22,966
Total liabilities	$2,504,673
Total identifiable net assets	$487,416

Consideration:
Market value of common stock at $39.28 per share at August 24, 2016 (9,744,636 shares of common stock issued)	$382,769
Series B preferred stock at $2,337.97 per share at August 24, 2016 (525 shares of preferred stock issued) (1)	1,227
Stock-based compensation attributed to pre-business combination service	1,103
Cash paid	102,317
Total fair value of consideration, excluding Series B preferred stock	$487,416

(1)	Per share fair value amount determined as if the shares of Series B preferred stock were converted into shares of common stock.

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

The following table provides the unaudited pro forma information for the results of operations for the three and six months ended June 30, 2016, as if the acquisition had occurred on January 1, 2016. The pro forma results combine the historical results of American Chartered into the Company's consolidated statement of operations including the impact of certain acquisition accounting adjustments including loan discount accretion, investment securities discount accretion, intangible assets amortization, deposit premium accretion and borrowing discount amortization. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2016. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, provision for credit losses, expense efficiencies or asset dispositions. The merger related expenses that have been recognized are included in net income in the table below.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2016	2016
(in thousands)
Total revenues (net interest income plus non-interest income)	$245,037	$476,797
Net income	51,657	99,081

Revenues and earnings of the acquired company since the acquisition date have not been disclosed as it is not practicable as American Chartered was merged into the Company and separate financial information is not readily available.

Note 5.	Investment Securities

Amortized cost and fair value of investment securities were as follows as of the dates indicated (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2017
Available for Sale
U.S. Government sponsored agencies and enterprises	$23,141	$88	$—	$23,229
States and political subdivisions	367,385	20,494	(528)	387,351
Residential mortgage-backed securities	920,005	5,520	(7,920)	917,605
Commercial mortgage-backed securities	88,159	1,332	(165)	89,326
Corporate bonds	137,948	679	(71)	138,556
Equity securities	11,114	—	(110)	11,004
Total Available for Sale	1,547,752	28,113	(8,794)	1,567,071
Held to Maturity
States and political subdivisions	896,043	35,542	(376)	931,209
Residential mortgage-backed securities	126,869	2,966	—	129,835
Total Held to Maturity	1,022,912	38,508	(376)	1,061,044
Total	$2,570,664	$66,621	$(9,170)	$2,628,115
December 31, 2016
Available for Sale
U.S. Government sponsored agencies and enterprises	$23,267	$148	$—	$23,415
States and political subdivisions	376,541	15,669	(845)	391,365
Residential mortgage-backed securities	988,744	5,741	(10,801)	983,684
Commercial mortgage-backed securities	91,949	1,221	(162)	93,008
Corporate bonds	193,164	1,426	(695)	193,895
Equity securities	11,000	—	(172)	10,828
Total Available for Sale	1,684,665	24,205	(12,675)	1,696,195
Held to Maturity
States and political subdivisions	910,608	21,609	(3,039)	929,178
Residential mortgage-backed securities	159,142	5,420	—	164,562
Total Held to Maturity	1,069,750	27,029	(3,039)	1,093,740
Total	$2,754,415	$51,234	$(15,714)	$2,789,935

The Company has no direct exposure to the State of Illinois in its investment securities portfolio, but approximately 20% of the state and political subdivisions portfolio consisted of securities issued by municipalities located in Illinois as of June 30, 2017. Approximately 95% of the state and political subdivisions securities were general obligation issues, and 28% were insured or had another form of credit enhancement as of June 30, 2017.

Unrealized losses on investment securities by length of time in a continuous unrealized loss position and the fair value of the related securities at June 30, 2017 were as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for Sale
States and political subdivisions	$18,891	$(220)	$1,885	$(308)	$20,776	$(528)
Residential mortgage-backed securities	528,088	(7,347)	46,755	(573)	574,843	(7,920)
Commercial mortgage-backed securities	6,853	(44)	11,500	(121)	18,353	(165)
Corporate bonds	10,350	(21)	9,944	(50)	20,294	(71)
Equity securities	11,004	(110)	—	—	11,004	(110)
Total Available for Sale	575,186	(7,742)	70,084	(1,052)	645,270	(8,794)
Held to Maturity
States and political subdivisions	55,170	(370)	2,076	(6)	57,246	(376)
Total	$630,356	$(8,112)	$72,160	$(1,058)	$702,516	$(9,170)

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

The total number of security positions in the investment portfolio in an unrealized loss position at June 30, 2017 was 457 compared to 615 at December 31, 2016. This decrease in total number of security positions in a continuous unrealized loss position from December 31, 2016 to June 30, 2017 was mainly attributable to the mortgage-backed securities in the investment securities portfolio. Declines in the fair value of available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) whether the Company is more likely than not to sell the security before recovery of its cost basis.

As of June 30, 2017, management does not have the intent to sell any of the securities in the table above at June 30, 2017 and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of June 30, 2017, management believes the impairments detailed in the table above at June 30, 2017 are temporary.

Changes in market interest rates can significantly influence the fair value of securities, and the fair value of our municipal securities portfolio would decline substantially if interest rates increase materially.

Net gains recognized on investment securities available for sale were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Realized gains	$137	$302	$374	$323
Realized losses	—	(33)	(6)	(54)
Net gains	$137	$269	$368	$269

The amortized cost and fair value of investment securities as of June 30, 2017 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following maturity summary.

	Amortized	Fair
(In thousands)	Cost	Value
Available for sale:
Due in one year or less	$141,485	$142,145
Due after one year through five years	116,187	119,931
Due after five years through ten years	52,745	54,341
Due after ten years	218,057	232,719
Equity securities	11,114	11,004
Residential and commercial mortgage-backed securities	1,008,164	1,006,931
	1,547,752	1,567,071
Held to maturity:
Due in one year or less	49,998	50,083
Due after one year through five years	150,770	157,042
Due after five years through ten years	197,187	208,048
Due after ten years	498,088	516,036
Residential mortgage-backed securities	126,869	129,835
	1,022,912	1,061,044
Total	$2,570,664	$2,628,115

Investment securities with a carrying amount of $832.9 million at June 30, 2017 and $1.0 billion at December 31, 2016 were pledged as collateral on public deposits and for other purposes as required or permitted by law, while only $725.7 million and $756.5 million were required to be pledged at June 30, 2017 and December 31, 2016, respectively.

Note 6.	Loans

Loans consist of the following at (in thousands):

	June 30, 2017	December 31, 2016
Commercial loans	$4,703,328	$4,346,506
Commercial loans collateralized by assignment of lease payments	2,076,911	2,002,976
Commercial real estate	3,882,754	3,788,016
Residential real estate	1,411,259	1,060,828
Construction real estate	449,116	518,562
Indirect vehicle	627,819	541,680
Home equity	238,952	266,377
Other consumer loans	74,925	80,781
Total loans, excluding purchased credit-impaired loans	13,465,064	12,605,726
Purchased credit-impaired loans	149,077	163,077
Total loans	$13,614,141	$12,768,803

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

A collateral pledge agreement exists whereby at all times, the Company must keep on hand, free of all other pledges, liens, and encumbrances, first mortgage loans and home equity loans with unpaid principal balances aggregating no less than 133% for first mortgage loans and 250% for home equity loans of the outstanding advances from the Federal Home Loan Bank.  As of June 30, 2017 and December 31, 2016, the Company had $5.4 billion and $5.5 billion, respectively, of loans pledged as collateral for long-term Federal Home Loan Bank advances and third party letters of credit, while only $4.0 billion and $3.2 billion were required to be pledged at June 30, 2017 and December 31, 2016, respectively.

The following table presents the contractual aging of the recorded investment in past due loans by class of loans as of June 30, 2017 and December 31, 2016 (in thousands):

	Current	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Total
June 30, 2017
Commercial	$4,688,835	$2,963	$6,288	$5,242	$14,493	$4,703,328
Commercial collateralized by assignment of lease payments	2,056,105	16,043	3,935	828	20,806	2,076,911
Commercial real estate:
Healthcare	649,415	—	—	—	—	649,415
Industrial	824,597	—	4,375	2,875	7,250	831,847
Multifamily	589,626	—	—	570	570	590,196
Retail	490,205	2,348	—	1,061	3,409	493,614
Office	407,469	650	—	1,645	2,295	409,764
Other	904,560	2,543	224	591	3,358	907,918
Residential real estate	1,400,794	914	1,151	8,400	10,465	1,411,259
Construction real estate	449,116	—	—	—	—	449,116
Indirect vehicle	624,214	2,656	709	240	3,605	627,819
Home equity	233,135	638	297	4,882	5,817	238,952
Other consumer	74,537	275	70	43	388	74,925
Total loans, excluding purchased credit-impaired loans	13,392,608	29,030	17,049	26,377	72,456	13,465,064
Purchased credit-impaired loans	83,158	6,095	3,625	56,199	65,919	149,077
Total loans	$13,475,766	$35,125	$20,674	$82,576	$138,375	$13,614,141
Non-performing loan aging	$24,876	$490	$767	$26,070	$27,327	$52,203

December 31, 2016
Commercial	$4,337,348	$2,515	$156	$6,487	$9,158	$4,346,506
Commercial collateralized by assignment of lease payments	1,989,934	9,229	1,869	1,944	13,042	2,002,976
Commercial real estate:
Healthcare	582,450	—	—	—	—	582,450
Industrial	825,715	3,045	3,293	1,340	7,678	833,393
Multifamily	547,107	458	53	379	890	547,997
Retail	506,789	568	—	—	568	507,357
Office	405,992	350	475	6,381	7,206	413,198
Other	899,950	2,385	1,155	131	3,671	903,621
Residential real estate	1,041,189	8,248	3,409	7,982	19,639	1,060,828
Construction real estate	518,171	—	391	—	391	518,562
Indirect vehicle	537,221	2,836	1,062	561	4,459	541,680
Home equity	261,765	1,219	815	2,578	4,612	266,377
Other consumer	80,443	152	120	66	338	80,781
Total loans, excluding purchased credit-impaired loans	12,534,074	31,005	12,798	27,849	71,652	12,605,726
Purchased credit-impaired loans	86,169	6,546	6,600	63,762	76,908	163,077
Total loans	$12,620,243	$37,551	$19,398	$91,611	$148,560	$12,768,803
Non-performing loan aging	$28,364	$2,308	$978	$27,702	$30,988	$59,352

The following table presents the recorded investment in non-accrual loans and loans past due ninety days or more and still accruing by class of loans, excluding purchased credit-impaired loans, as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017		December 31, 2016
		Loans past due		Loans past due
	Non-accrual	90 days or more and still accruing	Non-accrual	90 days or more and still accruing
Commercial	$7,126	$—	$11,222	$1,406
Commercial collateralized by assignment of lease payments	359	681	1,364	1,197
Commercial real estate:
Healthcare	—	—	—	—
Industrial	2,876	—	276	1,064
Multifamily	2,951	—	2,662	—
Office	2,041	—	896	6,381
Retail	1,193	—	384	—
Other	131	320	83	21
Residential real estate	17,229	147	16,538	235
Construction real estate	—	—	—	—
Indirect vehicle	2,294	—	2,355	10
Home equity	14,808	—	13,187	—
Other consumer	5	42	7	64
Total	$51,013	$1,190	$48,974	$10,378

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

Loans not rated are included in groups of homogeneous loans with similar risk and loss characteristics and are not included in the table below. The following tables present the risk category of loans by class of loans based on the most recent analysis performed, excluding purchased credit-impaired loans, as of June 30, 2017 and December 31, 2016 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2017
Commercial	$4,485,246	$150,485	$67,597	$—	$4,703,328
Commercial collateralized by assignment of lease payments	2,057,116	10,446	9,349	—	2,076,911
Commercial real estate:
Healthcare	608,517	25,640	15,258	—	649,415
Industrial	799,572	25,807	6,468	—	831,847
Multifamily	579,971	155	10,070	—	590,196
Retail	483,638	6,600	3,376	—	493,614
Office	402,731	2,296	4,737	—	409,764
Other	812,418	61,152	34,348	—	907,918
Construction real estate	448,584	532	—	—	449,116
Total	$10,677,793	$283,113	$151,203	$—	$11,112,109
December 31, 2016
Commercial	$4,127,397	$113,838	$105,271	$—	$4,346,506
Commercial collateralized by assignment of lease payments	1,981,689	16,010	5,277	—	2,002,976
Commercial real estate:
Healthcare	545,663	32,251	4,536	—	582,450
Industrial	814,668	17,962	763	—	833,393
Multifamily	544,071	312	3,614	—	547,997
Retail	498,458	8,350	549	—	507,357
Office	404,811	5,299	3,088	—	413,198
Other	820,229	44,629	38,763	—	903,621
Construction real estate	518,562	—	—	—	518,562
Total	$10,255,548	$238,651	$161,861	$—	$10,656,060

Approximately $16.7 million and $17.3 million of the substandard loans were non-performing as of June 30, 2017 and December 31, 2016, respectively.

For residential real estate, home equity, indirect vehicle and other consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in those loan classes based on payment activity, excluding purchased credit-impaired loans, as of June 30, 2017 and December 31, 2016 (in thousands):

	Performing	Non-performing	Total
June 30, 2017
Residential real estate	$1,393,883	$17,376	$1,411,259
Indirect vehicle	625,525	2,294	627,819
Home equity	224,144	14,808	238,952
Other consumer	74,878	47	74,925
Total	$2,318,430	$34,525	$2,352,955
December 31, 2016
Residential real estate	$1,044,055	$16,773	$1,060,828
Indirect vehicle	539,315	2,365	541,680
Home equity	253,190	13,187	266,377
Other consumer	80,710	71	80,781
Total	$1,917,270	$32,396	$1,949,666

The recorded investment in residential mortgage loans secured by residential real estate properties (including purchased credit-impaired loans) for which foreclosure proceedings are in process totaled $41.3 million and $29.1 million at June 30, 2017 and December 31, 2016, respectively.

The following tables present loans individually evaluated for impairment by class of loans, excluding purchased credit-impaired loans, as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017
					Three Months Ended		Six Months Ended
	Unpaid Principal Balance	Recorded Investment	Partial Charge-offs	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$3,501	$3,501	$—	$—	$2,218	$22	$4,875	$37
Commercial collateralized by assignment of lease payments	16	1	15	—	134	—	607	—
Commercial real estate:
Healthcare	—	—	—	—	—	—	—	—
Industrial	2,167	1,871	296	—	1,803	8	1,854	8
Multifamily	1,824	1,824	—	—	2,248	—	2,543	29
Retail	4,328	2,587	1,741	—	2,356	27	1,641	27
Office	1,865	1,865	—	—	1,911	6	1,620	6
Other	—	—	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—	—	—
Construction real estate	—	—	—	—	—	—	—	—
Indirect vehicle	250	144	106	—	305	5	282	10
Home equity	815	815	—	—	815	—	704	—
Other consumer	—	—	—	—	—	—	—	—
With an allowance recorded:
Commercial	7,666	7,666	—	1,076	8,428	26	8,519	173
Commercial collateralized by assignment of lease payments	—	—	—	—	—	—	—	—
Commercial real estate:
Healthcare	—	—	—	—	—	—	—	—
Industrial	3,252	3,252	—	493	3,309	32	1,664	32
Multifamily	570	570	—	223	565	—	284	—
Retail	1,851	1,851	—	8	1,855	28	2,713	28
Office	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—
Residential real estate	18,637	16,956	1,681	1,839	16,890	4	16,349	5
Construction real estate	—	—	—	—	—	—	—	—
Indirect vehicle	—	—	—	—	—	—	—	—
Home equity	30,074	28,204	1,870	2,940	28,197	16	28,023	27
Other consumer	—	—	—	—	—	—	—	—
Total	$76,816	$71,107	$5,709	$6,579	$71,034	$174	$71,678	$382

	December 31, 2016
					Year Ended
	Unpaid Principal Balance	Recorded Investment	Partial Charge-offs	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$9,056	$9,056	$—	$—	$5,944	$—
Commercial collateralized by assignment of lease payments	1,129	747	382	—	1,045	34
Commercial real estate:
Healthcare	—	—	—	—	—	—
Industrial	—	—	—	—	402	—
Multifamily	1,922	1,922	—	—	2,348	—
Retail	2,670	929	1,741	—	2,165	—
Office	—	—	—	—	256	—
Other	—	—	—	—	60	—
Residential real estate	—	—	—	—	—	—
Construction real estate	—	—	—	—	—	—
Indirect vehicle	223	122	101	—	252	—
Home equity	—	—	—	—	143	—
Other consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial	14,403	14,403	—	2,889	22,737	—
Commercial collateralized by assignment of lease payments	—	—	—	—	2,397	18
Commercial real estate:
Healthcare	—	—	—	—	—	—
Industrial	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Retail	3,592	3,592	—	354	6,827	—
Office	—	—	—	—	745	—
Other	—	—	—	—	235	—
Residential real estate	16,257	14,353	1,904	2,163	13,412	—
Construction real estate	—	—	—	—	—	—
Indirect vehicle	—	—	—	—	—	—
Home equity	31,104	28,790	2,314	2,930	28,677	—
Other consumer	—	—	—	—	—	—
Total	$80,356	$73,914	$6,442	$8,336	$87,645	$52

Impaired loans included accruing restructured loans of $29.7 million and $32.7 million that have been modified and are performing in accordance with those modified terms as of June 30, 2017 and December 31, 2016, respectively.  In addition, impaired loans included $23.7 million and $27.1 million of non-performing restructured loans as of June 30, 2017 and December 31, 2016, respectively.

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

The following table presents loans that were restructured during the three months ended June 30, 2017 (dollars in thousands):

	June 30, 2017
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Charge-offs and Specific Reserves
Performing:
Commercial	5	$2,491	$2,491	$373
Commercial real estate
Industrial	2	2,787	2,787	—
Office	1	549	549	—
Other	1	147	147	—
Residential real estate	3	493	493	86
Home equity	2	46	46	3
Total	14	$6,513	$6,513	$462
Non-Performing:
Commercial	2	$676	$676	$—
Commercial real estate:
Multifamily	3	290	290	—
Retail	1	906	906	—
Residential real estate	8	1,122	1,122	289
Indirect vehicle	8	77	77	25
Home equity	2	593	593	57
Total	24	$3,664	$3,664	$371

The following table presents loans that were restructured during the six months ended June 30, 2017 (dollars in thousands):

	June 30, 2017
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Charge-offs and Specific Reserves
Performing:
Commercial	5	$2,491	$2,491	$373
Commercial real estate
Industrial	2	2,787	2,787	—
Office	1	549	549	—
Other	1	147	147	—
Residential real estate	6	902	902	135
Home equity	3	78	78	6
Total	18	$6,954	$6,954	$514
Non-Performing:
Commercial	2	$676	$676	$—
Commercial real estate:
Multifamily	3	290	290	—
Retail	1	906	906	—
Residential real estate	17	2,380	2,380	443
Indirect vehicle	11	97	97	29
Home equity	3	593	593	57
Total	37	$4,942	$4,942	$529

The following table presents loans that were restructured during the three months ended June 30, 2016 (dollars in thousands):

	June 30, 2016
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Charge-offs and Specific Reserves
Performing:
Commercial	1	$1,870	$1,870	$412
Total	1	$1,870	$1,870	$412
Non-Performing:
Commercial	4	$8,607	$8,607	$3,500
Residential real estate	1	83	83	—
Indirect vehicle	8	69	69	21
Home equity	14	2,030	2,030	15
Total	27	$10,789	$10,789	$3,536

The following table presents loans that were restructured during the six months ended June 30, 2016 (dollars in thousands):

	June 30, 2016
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Charge-offs and Specific Reserves
Performing:
Commercial	1	$1,870	$1,870	$412
Home equity	2	410	410	—
Total	3	$2,280	$2,280	$412
Non-Performing:
Commercial	4	$8,607	$8,607	$3,500
Residential real estate	2	155	155	—
Indirect vehicle	18	149	149	43
Home equity	23	3,111	3,111	66
Total	47	$12,022	$12,022	$3,609

Of the troubled debt restructurings entered into during the past twelve months, none subsequently defaulted during the six months ended June 30, 2017.  Performing troubled debt restructurings are considered to have defaulted when they become 90 days or more past due post-restructuring or are placed on non-accrual status.

The following table presents the troubled debt restructurings activity during the six months ended June 30, 2017 (in thousands):

	Performing	Non-performing
Beginning balance	$32,687	$27,068
Additions	6,954	4,942
Charge-offs	—	(383)
Principal payments, net	(631)	(4,013)
Removals	(10,630)	(2,389)
Transfer to other real estate owned	—	(289)
Transfers in	1,448	170
Transfers out	(170)	(1,448)
Ending balance	$29,658	$23,658

Loans removed from troubled debt restructuring status are those that were restructured in a previous calendar year at a market rate of interest and have performed in compliance with the modified terms.

The following table presents the type of modification for loans that have been restructured during the six months ended June 30, 2017 (in thousands):

	June 30, 2017

	Extended
	Maturity,		Delay in
	Amortization	Extended	Payments or
	and Reduction	Maturity and/or	Reduction of
	of Interest Rate	Amortization	Interest Rate	Total
Commercial	$—	$3,167	$—	$3,167
Commercial collateralized by assignment of lease payments	—	—	—	—
Commercial real estate:
Healthcare	—	—	—	—
Industrial	—	2,787	—	2,787
Multifamily	—	290	—	290
Retail	—	906	—	906
Office	—	549	—	549
Other	—	147	—	147
Residential real estate	1,110	1,589	583	3,282
Construction real estate	—	—	—	—
Indirect vehicle	—	—	97	97
Home equity	—	1	670	671
Other consumer	—	—	—	—
Total	$1,110	$9,436	$1,350	$11,896

The following table presents the activity in the allowance for credit losses, balance in allowance for credit losses and recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2017 and 2016 (in thousands):

	Commercial	Commercial collateralized by assignment of lease payments	Commercial real estate	Residential real estate	Construction real estate	Indirect vehicle	Home equity	Other consumer	Unfunded commitments	Total
June 30, 2017
Allowance for credit losses:
Three Months Ended
Beginning balance	$40,690	$12,143	$58,220	$8,131	$14,859	$3,624	$5,312	$1,191	$2,328	$146,498
Charge-offs	700	—	262	270	—	930	261	498	—	2,921
Recoveries	1,339	249	362	58	47	565	292	109	—	3,021
Provision	2,454	373	4,927	330	357	704	206	412	(64)	9,699
Ending balance	$43,783	$12,765	$63,247	$8,249	$15,263	$3,963	$5,549	$1,214	$2,264	$156,297

Six Months Ended
Beginning balance	$44,661	$12,238	$51,807	$5,971	$14,758	$3,421	$5,469	$1,041	$2,476	$141,842
Charge-offs	868	—	1,347	360	—	2,341	434	944	—	6,294
Recoveries	2,849	712	880	586	159	1,217	575	338	—	7,316
Provision	(2,859)	(185)	11,907	2,052	346	1,666	(61)	779	(212)	13,433
Ending balance	$43,783	$12,765	$63,247	$8,249	$15,263	$3,963	$5,549	$1,214	$2,264	$156,297
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,076	$—	$724	$1,839	$—	$—	$2,940	$—	$516	$7,095
Collectively evaluated for impairment	42,619	12,765	62,115	6,410	15,227	3,963	2,609	1,214	1,748	148,670
Acquired and accounted for under ASC 310-30 (1)	88	—	408	—	36	—	—	—	—	532
Total ending allowance balance	$43,783	$12,765	$63,247	$8,249	$15,263	$3,963	$5,549	$1,214	$2,264	$156,297

Loans:
Individually evaluated for impairment	$11,167	$1	$13,820	$16,956	$—	$144	$29,019	$—	$—	$71,107
Collectively evaluated for impairment	4,692,161	2,076,910	3,868,934	1,394,303	449,116	627,675	209,933	74,925	—	13,393,957
Acquired and accounted for under ASC 310-30 (1)	17,797	—	38,859	73,872	5,201	—	11,558	1,790	—	149,077
Total ending loans balance	$4,721,125	$2,076,911	$3,921,613	$1,485,131	$454,317	$627,819	$250,510	$76,715	$—	$13,614,141

	Commercial	Commercial collateralized by assignment of lease payments	Commercial real estate	Residential real estate	Construction real estate	Indirect vehicle	Home equity	Other consumer	Unfunded commitments	Total
June 30, 2016
Allowance for credit losses:
Three Months Ended
Beginning balance	$46,962	$10,505	$46,785	$5,596	$14,614	$2,732	$5,022	$2,277	$3,239	$137,732
Charge-offs	72	2,347	1,720	476	144	651	619	395	—	6,424
Recoveries	952	467	1,843	82	17	501	193	141	—	4,196
Provision	2,455	1,924	(868)	(402)	(257)	518	(397)	376	(520)	2,829
Ending balance	$50,297	$10,549	$46,040	$4,800	$14,230	$3,100	$4,199	$2,399	$2,719	$138,333

Six Months Ended
Beginning balance	$39,316	$10,434	$45,475	$5,734	$15,113	$2,418	$7,374	$2,276	$3,368	$131,508
Charge-offs	785	2,921	2,072	844	144	1,582	857	807	—	10,012
Recoveries	1,332	517	2,437	106	44	964	511	534	—	6,445
Provision	10,434	2,519	200	(196)	(783)	1,300	(2,829)	396	(649)	10,392
Ending balance	$50,297	$10,549	$46,040	$4,800	$14,230	$3,100	$4,199	$2,399	$2,719	$138,333
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$11,388	$391	$426	$2,446	$—	$—	$2,719	$—	$731	$18,101
Collectively evaluated for impairment	38,762	10,158	45,084	2,354	14,194	3,100	1,480	2,399	1,988	119,519
Acquired and accounted for under ASC 310-30 (1)	147	—	530	—	36	—	—	—	—	713
Total ending allowance balance	$50,297	$10,549	$46,040	$4,800	$14,230	$3,100	$4,199	$2,399	$2,719	$138,333

Loans:
Individually evaluated for impairment	$31,652	$1,170	$7,962	$13,049	$—	$146	$29,419	$—	$—	$83,398
Collectively evaluated for impairment	3,529,848	1,793,295	2,819,758	740,658	357,807	491,334	169,203	75,775	—	9,977,678
Acquired and accounted for under ASC 310-30 (1)	21,745	—	26,199	59,538	13,795	—	13,091	2,443	—	136,811
Total ending loans balance	$3,583,245	$1,794,465	$2,853,919	$813,245	$371,602	$491,480	$211,713	$78,218	$—	$10,197,887

(1)	Loans acquired in business combinations and accounted for under ASC Subtopic 310-30 “Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality.”

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

Substantially all of the loans acquired in FDIC-assisted transactions displayed at least some level of credit deterioration and as such are included as non-impaired and impaired loans as described immediately above.

During the six months ended June 30, 2017, there was a negative provision for credit losses of $203 thousand and net charge-offs of $131 thousand in relation to purchased credit-impaired loans. There was $532 thousand and $866 thousand in allowance for loan and lease losses related to these purchased credit-impaired loans at June 30, 2017 and December 31, 2016, respectively.  The provision for credit losses and accompanying charge-offs are included in the table above.

Changes in the accretable yield for loans acquired and accounted for under ASC 310-30 were as follows for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Balance at beginning of period	$14,911	$13,970	$16,050	$12,596
Purchases	—	—	43	—
Accretion	(2,831)	(2,419)	(5,019)	(4,629)
Other (1)	606	1,609	1,612	5,193
Balance at end of period	$12,686	$13,160	$12,686	$13,160

(1)	Primarily includes discount transfers from non-accretable discount to accretable discount due to better than expected performance of loan pools acquired and accounted for under ASC 310-30.

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

The carrying amount of loans acquired through a business combination by loan pool type are as follows (in thousands):

June 30, 2017	Purchased Credit-Impaired Loans	Purchased Non-Credit-Impaired Loans	Total
Covered loans (1):
Consumer related	$16,477	$—	$16,477
Non-covered loans:
Commercial loans	17,797	482,140	499,937
Commercial loans collateralized by assignment of lease payments	—	55,661	55,661
Commercial real estate	38,859	1,036,159	1,075,018
Construction real estate	5,201	12,840	18,041
Consumer related	5,059	313,767	318,826
Total non-covered loans	66,916	1,900,567	1,967,483
Total acquired	$83,393	$1,900,567	$1,983,960

(1)	Covered loans refer to loans covered under loss-sharing agreements with the FDIC.

In addition to loans acquired through a business combination noted in the table above, consumer related purchased credit-impaired loans includes re-purchase transactions with GNMA of $65.7 million as of June 30, 2017.

Effective April 1, 2014, the losses on commercial related loans (commercial, commercial real estate and construction real estate) acquired in connection with the Heritage Community Bank ("Heritage") FDIC-assisted transaction ceased being covered under the loss-share agreement for that transaction. The carrying amount of those loans was $1.5 million as of June 30, 2017. Any recoveries, net of expenses, received on commercial related loans on which losses were incurred prior to April 1, 2014 were covered (and any such net recoveries must be shared with the FDIC in accordance with the loss-share agreement) through March 31, 2017. The losses on consumer related loans acquired in connection with the Heritage FDIC-assisted transaction will continue to be covered under the loss-share agreement through March 31, 2019.

The losses on commercial related loans acquired in connection with the Benchmark Bank ("Benchmark") FDIC-assisted transaction ceased to be covered under the loss-share agreement for that transaction effective January 1, 2015. The carrying amount of those loans was $231 thousand as of June 30, 2017. Any recoveries, net of expenses, received on commercial related loans on which losses were incurred prior to January 1, 2015 will continue to be covered (and any such net recoveries must be shared with the FDIC in accordance with the loss-share agreements) through December 31, 2017. The losses on consumer related loans acquired in connection with the Benchmark FDIC-assisted transaction will continue to be covered under the loss-share agreements through December 31, 2019.

Effective July 1, 2015, the losses on commercial related loans acquired in connection with Broadway Bank ("Broadway") and New Century Bank ("New Century") FDIC-assisted transactions ceased to be covered under the loss-share agreements for those transactions. The carrying amount of those loans was $4.6 million as of June 30, 2017. Any recoveries, net of expenses, received on commercial related loans on which losses were incurred prior to July 1, 2015 will continue to be covered (and any such net recoveries must be shared with the FDIC in accordance with the loss-share agreements) through June 30, 2018. The losses on consumer related loans acquired in connection with the Broadway and New Century FDIC-assisted transactions will continue to be covered under the loss-share agreement through June 30, 2020.

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

The Company's annual assessment date is as of December 31. Goodwill is tested for impairment at the reporting unit level. The Company has three reporting units: Banking, Leasing and Mortgage Banking. No impairment losses were recognized during the six months ended June 30, 2017 or 2016. The carrying amount of goodwill was $999.9 million and $1.0 billion at June 30, 2017 and December 31, 2016, respectively.

The following table presents the changes in the carrying amount of goodwill for the six months ended June 30, 2017 (in thousands):

	Banking	Leasing	Mortgage Banking	Total
Balance at beginning of period	$960,398	$40,640	$—	$1,001,038
Goodwill from business combinations (1)	(1,113)	—	—	(1,113)
Balance at end of period	$959,285	$40,640	$—	$999,925

(1)	Due to the adjustments recognized for the American Chartered merger during the first quarter of 2017.

The Company has other intangible assets consisting of core deposit and client relationship intangibles that had a remaining weighted average amortization period of approximately 13 years as of June 30, 2017.

The following table presents the changes during the six months ended June 30, 2017 in the carrying amount of core deposit and client relationship intangibles, and the gross carrying amount, accumulated amortization, and net book value as of June 30, 2017 (in thousands):

June 30, 2017
Balance at beginning of period	$62,959
Amortization expense	(4,176)
Balance at end of period	$58,783

Gross carrying amount	$112,820
Accumulated amortization	(54,037)
Net book value	$58,783

The following presents the estimated future amortization expense of other intangible assets (in thousands):

Year ending December 31,	Amount
2017	$4,017
2018	7,451
2019	5,674
2020	5,022
2021	4,790
Thereafter	31,829
$58,783

Note 8.	Deposits

The composition of deposits was as follows as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30,	December 31,
	2017	2016
Demand deposit accounts, non-interest bearing	$6,388,292	$6,408,169
NOW, money market and interest bearing deposits	4,600,506	4,543,004
Savings accounts	1,109,155	1,135,992
Certificates of deposit, $250,000 or more	1,221,043	1,144,121
Other certificates of deposit	942,823	879,162
Total	$14,261,819	$14,110,448
Certificates of deposit of $250,000 or more included $820.8 million and $795.0 million of brokered deposits at June 30, 2017 and December 31, 2016, respectively.  Brokered deposits typically consist of smaller individual time certificates that have the same liquidity characteristics and yields consistent with time certificates of $250,000 or more.

Note 9.	Short-Term Borrowings

Short-term borrowings were as follows as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017		December 31, 2016
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount
Customer repurchase agreements	0.22%	$203,358	0.22%	$237,538
Federal Home Loan Bank advances	1.18	1,650,000	0.63	1,275,000
Federal funds purchased	1.32	140,000	0.80	46,750
Line of credit	—	—	2.52	10,000
Total	1.09%	$1,993,358	0.59%	$1,569,288

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

The Company had Federal Home Loan Bank fixed rate advances with a maturity date less than one year of $1.7 billion at June 30, 2017 and $1.3 billion at December 31, 2016. At June 30, 2017, the interest rate on the advances outstanding on that date had rates ranging from 0.80% to 1.30% with maturities from July 2017 to June 2018. The Company has loans pledged as collateral on this FHLB advance. See Note 6. Loans of the notes to the consolidated financial statements.

On December 18, 2015, the Company entered into a $35.0 million unsecured line of credit at the holding company level with a correspondent bank. Interest is payable at a rate of one month LIBOR + 1.75%. No borrowings under the line of credit were outstanding as of June 30, 2017, and $10.0 million were outstanding as of December 31, 2016. The line of credit is scheduled to mature on June 30, 2018.

Note 10.	Long-Term Borrowings

Long-term borrowings were as follows as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017		December 31, 2016
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount
Federal Home Loan Bank advances	1.48%	$231,417	0.85%	$230,865
Notes payable	3.99	86,743	4.18	66,925
Term note	2.97	12,000	2.52	14,000
Total	2.19%	$330,160	1.64%	$311,790

The Company had Federal Home Loan Bank ("FHLB") advances with remaining contractual maturities greater than one year of $231.4 million at June 30, 2017 and $230.9 million at December 31, 2016. As of June 30, 2017, the advances had fixed terms with effective interest rates, net of discounts, ranging from 1.35% to 5.87% and maturities ranging from December 2018 to April 2035. The Company has loans pledged as collateral on these FHLB advances. See Note 6. Loans of the notes to the consolidated financial statements.

The Company had notes payable to banks totaling $71.5 million and $66.9 million at June 30, 2017 and December 31, 2016, respectively, which as of June 30, 2017, were accruing interest at rates ranging from 2.25% to 7.40%, with a weighted average rate of 4.24%.  Lease investments includes equipment with an amortized cost of $85.9 million and $79.6 million at June 30, 2017 and December 31, 2016, respectively, that is pledged as collateral on these notes. At June 30, 2017, the Company also had $15.2 million in other secured borrowings (included in the notes payable above) with a weighted average rate of 2.81%.

On August 24, 2016, the Company assumed a $16.0 million unsecured term loan at the holding company level with a correspondent bank through the American Chartered merger. Interest is payable at a rate of one month LIBOR + 1.75% and the loan matures on June 30, 2020. Principal payments of $1.0 million are due quarterly until maturity. As of June 30, 2017, $12.0 million of principal was outstanding.

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

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of June 30, 2017 (in thousands):

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

(3)
TAYC Capital Trust II was established by Taylor Capital Group, Inc. (“Taylor Capital”) prior to the Company's acquisition of Taylor Capital in 2014, and the junior subordinated notes issued by Taylor Capital to TAYC Capital Trust II were assumed by the Company upon completion of the acquisition. Principal balance and face value amounts associated with TAYC Capital Trust II do not include purchase accounting adjustments to such amounts, which in each case resulted in a discount of $6.6 million.

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

At June 30, 2017 and December 31, 2016, the following financial instruments were outstanding, the contractual amounts of which represent off-balance sheet credit risk (in thousands):

	Contractual Amount
	June 30, 2017	December 31, 2016
Commitments to extend credit:
Home equity lines	$224,881	$235,279
Other commitments	3,862,382	3,679,259
Letters of credit:
Standby	152,646	185,386
Commercial	488	1,766

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

Both standby and commercial letters of credit may be issued for any length of time, but normally do not exceed a period of five years.  These letters of credit may also be extended or amended from time to time depending on the bank customer’s needs.  As of June 30, 2017, the maximum remaining term for any standby letters of credit was September 30, 2030.  A fee is charged to the bank customer and is recognized as income over the life of the letter of credit, unless considered non-rebatable under the terms of a letter of credit application.

At June 30, 2017, the aggregate contractual amount of these letters of credit, which represents the maximum potential amount of future payments that the Company would be obligated to pay, decreased $34.0 million to $153.1 million from $187.2 million at December 31, 2016.  Of the $153.1 million in commitments outstanding at June 30, 2017, approximately $16.1 million of the letters of credit have been issued or renewed since December 31, 2016.

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

As of June 30, 2017, the Company had approximately $3.6 million in capital expenditure commitments outstanding which relate to various projects to renovate the corporate office space and branches.

Concentrations of credit risk:  As of June 30, 2017, approximately 20% of our investments in securities issued by states and political subdivisions were within the state of Illinois.  We did not hold any direct exposure to the state of Illinois as of June 30, 2017. Our commitments to extend credit are primarily related to commercial credits.  Standby letters of credit are granted primarily to commercial borrowers. Our asset-based loans are made to borrowers located throughout the United States. Lease banking provides banking services to lessors located throughout the United States. Our leasing subsidiaries originate leases to companies located throughout the United States. In addition, our mortgage segment and indirect vehicle lenders originate loans to borrowers located throughout the United States.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2017
Financial assets
Securities available for sale:
U.S Government sponsored agencies and enterprises	$23,229	$—	$23,229	$—
States and political subdivisions	387,351	—	386,978	373
Residential mortgage-backed securities	917,605	—	917,516	89
Commercial mortgage-backed securities	89,326	—	89,326	—
Corporate bonds	138,556	—	138,556	—
Equity securities	11,004	11,004	—	—
Loans held for sale	718,916	—	718,916	—
Loans	14,867	—	14,867	—
Mortgage servicing rights	249,688	—	—	249,688
Assets held in trust for deferred compensation	19,202	19,202	—	—
Derivative financial instruments	37,948	3,055	32,194	2,699
Financial liabilities
Other liabilities (1)	19,202	19,202	—	—
Derivative financial instruments	40,131	1,870	38,261	—
December 31, 2016
Financial assets
Securities available for sale:
U.S. Government sponsored agencies and enterprises	$23,415	$—	$23,415	$—
States and political subdivisions	391,365	—	390,992	373
Residential mortgage-backed securities	983,684	—	983,513	171
Commercial mortgage-backed securities	93,008	—	93,008	—
Corporate bonds	193,895	—	193,895	—
Equity securities	10,828	10,828	—	—
Loans held for sale	716,883	—	716,883	—
Loans	16,273	—	16,273	—
Mortgage servicing rights	238,011	—	—	238,011
Assets held in trust for deferred compensation	18,723	18,723	—	—
Derivative financial instruments	44,586	7,687	33,739	3,160
Financial liabilities
Other liabilities (1)	18,723	18,723	—	—
Derivative financial instruments	63,885	2,046	61,839	—

(1)	Liabilities associated with assets held in trust for deferred compensation

The following table presents additional information about the unobservable inputs used in the fair value measurement of financial assets measured on a recurring basis that were categorized within the Level 3 of the fair value hierarchy:

	Fair Value at
	June 30, 2017	Valuation Technique	Unobservable Input	Range
	(in thousands)
States and political subdivisions	$373	Discounted cash flows	Credit assumption	50% Loss
Residential mortgage-backed securities	89	Discounted cash flows	Constant pre-payment rates (CPR)	1% - 3%
Mortgage servicing rights	249,688	Discounted cash flows	CPR	6.8% - 8.6%
			Discount rate	9.53 - 11.05
			Maturity (months)	322 - 357
			Delinquencies	1.97 - 4.61
			Costs to service	$ 66 - $ 226
			Additive delinquent costs to service	$ 175 - $ 1,000
Derivative financial instruments (mortgage	2,699	Sales cash flows	Expected closing ratio	70% - 95%
interest rate lock commitments)			Expected delivery price	98.78 bps - 108.44 bps

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

Key economic assumptions used in the measuring of the fair value of the mortgage servicing rights and the sensitivity of the fair value to immediate adverse changes in those assumptions at June 30, 2017 are presented in the following table. This table does not take into account the derivatives used to economically hedge the mortgage servicing rights.

(dollars in thousands, except for weighted average cost to service)	June 30, 2017
Weighted average CPR	7.70%
Impact on fair value of 10% adverse change	$(8,174)
Impact on fair value of 20% adverse change	(15,901)

Weighted average discount rate	9.81%
Impact on fair value of 10% adverse change	$(10,565)
Impact on fair value of 20% adverse change	(20,309)

Weighted average delinquency rate	4.40%
Impact on fair value of 10% adverse change	$(2,091)
Impact on fair value of 20% adverse change	(3,914)

Weighted average costs to service	$89
Impact on fair value of 10% adverse change	(4,665)
Impact on fair value of 20% adverse change	(9,330)

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2017. The Company's policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

The following table presents additional information about financial assets measured at fair value on a recurring basis for which the Company used significant unobservable inputs (Level 3):

	Six Months Ended
	June 30,
	2017	2016	2017	2016	2017	2016
(in thousands)	Investment Securities		Mortgage Servicing Rights		Derivatives
Balance, beginning of period	$544	$773	$238,011	$168,162	$3,160	$3,822
Purchases	—	—	786	2,961	—	—
Originations	—	—	27,568	25,043	—	—
Included in earnings	—	—	(16,677)	(61,197)	(461)	8,852
Principal payments	(82)	(117)	—	—	—	—
Sales	—	—	—	—	—	—
Balance, ending of period	$462	$656	$249,688	$134,969	$2,699	$12,674

Financial Instruments Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain financial assets and financial liabilities at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or fair value that were recognized at fair value below cost at the end of the period.

Impaired Loans. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. Collateral values are estimated using Level 3 inputs based on customized discounting criteria. For a majority of impaired real estate loans where an allowance is established based on the fair value of collateral (100% at June 30, 2017), the Company obtains a current external appraisal. Other valuation techniques are used as well, including internal valuations, comparable property analysis and contractual sales information.

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

Assets measured at fair value on a nonrecurring basis as of June 30, 2017 and December 31, 2016 are included in the table below (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2017
Financial assets:
Impaired loans	$53,385	$—	$—	$53,385
Non-financial assets:
Foreclosed assets	16,396	—	—	16,396
December 31, 2016
Financial assets:
Impaired loans	$54,576	$—	$—	$54,576
Non-financial assets:
Foreclosed assets	31,607	—	—	31,607

The following table presents additional information about the unobservable inputs used in the fair value measurement of financial assets measured on a nonrecurring basis that were categorized within the Level 3 of the fair value hierarchy:

	Fair Value at	Valuation	Unobservable
	June 30, 2017	Technique	Input	Range
	(in thousands)
Impaired loans	$53,385	Appraisal of collateral	Appraisal adjustments	5% - 10%
Foreclosed assets	16,396	Appraisal of collateral	Appraisal adjustments	5% - 10%

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

The estimated fair values of financial instruments are as follows (in thousands):

	June 30, 2017
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Assets:
Cash and due from banks	$348,550	$348,550	$348,550	$—	$—
Interest earning deposits with banks	115,707	115,707	115,707	—	—
Investment securities available for sale	1,567,071	1,567,071	11,004	1,555,605	462
Investment securities held to maturity	1,022,912	1,061,044	—	1,061,044	—
Non-marketable securities - FHLB and FRB stock	160,204	160,204	—	—	160,204
Loans held for sale	718,916	718,916	—	718,916	—
Loans, net	13,460,108	13,736,459	—	14,867	13,721,592
Accrued interest receivable	59,675	59,675	59,675	—	—
Derivative financial instruments	37,948	37,948	3,055	32,194	2,699
Financial Liabilities:
Non-interest bearing deposits	$6,388,292	$6,388,292	$6,388,292	$—	$—
Interest bearing deposits	7,873,527	7,868,383	—	—	7,868,383
Short-term borrowings	1,993,358	1,993,656	—	—	1,993,656
Long-term borrowings	330,160	335,643	—	—	335,643
Junior subordinated notes issued to capital trusts	211,085	165,727	—	—	165,727
Accrued interest payable	5,495	5,495	5,495	—	—
Derivative financial instruments	40,131	40,131	1,870	38,261	—

	December 31, 2016
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and due from banks	$364,783	$364,783	$364,783	$—	$—
Interest earning deposits with banks	98,686	98,686	98,686	—	—
Investment securities available for sale	1,696,195	1,696,195	10,828	1,684,823	544
Investment securities held to maturity	1,069,750	1,093,740	—	1,093,740	—
Non-marketable securities - FHLB and FRB stock	143,276	143,276	—	—	143,276
Loans held for sale	716,883	716,883	—	716,883	—
Loans, net	12,629,437	12,747,107	—	16,273	12,730,834
Accrued interest receivable	59,024	59,024	59,024	—	—
Derivative financial instruments	44,586	44,586	7,687	33,739	3,160
Financial Liabilities:
Non-interest bearing deposits	$6,408,169	$6,408,169	$6,408,169	$—	$—
Interest bearing deposits	7,702,279	7,698,839	—	—	7,698,839
Short-term borrowings	1,569,288	1,569,314	—	—	1,569,314
Long-term borrowings	311,790	317,028	—	—	317,028
Junior subordinated notes issued to capital trusts	210,668	157,098	—	—	157,098
Accrued interest payable	4,288	4,288	4,288	—	—
Derivative financial instruments	63,885	63,885	2,046	61,839	—

Note 14.	Stock Incentive Plans

ASC Topic 718 requires that the grant date fair value of equity awards to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such award.

The following table summarizes the impact of the Company’s share-based payment plans in the financial statements for the periods shown (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Total compensation expense for share-based payment plans during the period	$4,443	$4,284	$8,924	$8,335
Amount of related income tax benefit recognized in income	1,916	1,671	6,338	3,254

The Company adopted the Omnibus Incentive Plan (the “Omnibus Plan”) in 1997.  On May 28, 2014, the Company’s stockholders approved the third amendment and restatement of the Omnibus Plan to add 3,100,000 authorized shares for a total of 11,400,000 shares of common stock authorized to be utilized in connection with awards under the Omnibus Plan to directors, officers, and employees of the Company or any of its subsidiaries. The number of shares authorized increased by 2,400,000 to 13,800,000 upon completion of the Taylor Capital merger.  Equity grants under the Omnibus Plan can be in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other stock-based awards.  Shares awarded in the form of restricted stock, restricted stock units, performance shares, performance units, or other stock-based awards generally will reduce the shares available under the Omnibus Plan on a 2-for-1 basis. No more than 10% of the total number of authorized shares may be issued with respect to awards granted after May 28, 2014, other than stock appreciation rights, stock options and performance-based awards, which at the date of grant are scheduled to fully vest prior to three years from the date of grant (although such awards may provide scheduled vesting earlier with respect to some of such shares and for acceleration of vesting as provided in the Omnibus Plan).  As of June 30, 2017, there were 2,912,067 shares available for future grants.

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

The following table summarizes changes in stock options for the six months ended June 30, 2017:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2016	1,940,405	$27.45	5.31
Granted	159,540	45.54
Exercised	(211,770)	27.04
Expired	—	—
Forfeited or cancelled	(9,594)	31.32
Options outstanding as of June 30, 2017	1,878,581	$29.01	5.40	$28,501
Options exercisable as of June 30, 2017	1,238,014	$26.84	3.88	$21,318

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

 The following assumptions were used for options granted during the six months ended June 30, 2017:

June 30, 2017
Risk-free interest rate	2.18%
Expected volatility of Company’s stock	22.66%
Expected dividend yield	1.67%
Expected life of options	5.9 years
Weighted average fair value per option of options granted during the year	$9.43

The total intrinsic value of options exercised during the six months ended June 30, 2017 and 2016 was $3.9 million and $1.9 million, respectively.

The following is a summary of changes in restricted shares and units for the six months ended June 30, 2017:

	Number of Shares and Units	Weighted Average Grant Date Fair Value
Shares and units outstanding at December 31, 2016	998,807	$31.20
Granted	379,335	45.77
Vested	(331,875)	31.11
Forfeited or cancelled	(15,293)	33.42
Shares and units outstanding at June 30, 2017	1,030,974	36.55

The total intrinsic value of restricted shares that vested during the six months ended June 30, 2017 and 2016 was $15.5 million and $8.4 million, respectively.

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

As of June 30, 2017, there was $30.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share option and nonvested share awards) granted under the Omnibus Plan.  At June 30, 2017, the weighted-average period over which the unrecognized compensation expense is expected to be recognized was approximately two years.

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

Interest rate swap and foreign currency forward contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. The net amount payable or receivable under interest rate swaps is accrued as an adjustment to interest income.  The net amount payable as of June 30, 2017 and December 31, 2016 was approximately $1 thousand.  The Company's credit exposure on interest rate swaps is limited to the Company's net favorable value and interest payments of all swaps to each counterparty. In such cases, collateral is generally required from the counterparties involved if the net value of the swaps exceeds a nominal amount.  At June 30, 2017, the Company’s credit exposure relating to interest rate swaps was approximately $11.3 million, which is secured by the underlying collateral on customer loans.

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

The Company had fair value commercial loan interest rate swaps, to hedge its interest rate risk, with an aggregate notional amount of $83 thousand at June 30, 2017.  For fair value hedges, the changes in fair values of both the hedging derivative and the hedged item were recorded in current earnings as other income.

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

The Company’s derivative financial instruments are summarized below as of June 30, 2017 and December 31, 2016 (in thousands):

	Asset Derivatives				Liability Derivatives
	June 30, 2017		December 31, 2016		June 30, 2017		December 31, 2016
	Notional	Estimated	Notional	Estimated	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
Derivative instruments designated as hedges of fair value:
Interest rate swap contracts (1)	$—	$—	$—	$—	$83	$(2)	$107	$(4)
Stand-alone derivative instruments: (2)
Interest rate swap contracts	1,407,132	23,773	1,310,057	25,471	1,407,132	(23,773)	1,310,057	(25,471)
Interest rate options contracts	322,810	1,369	217,546	881	322,810	(1,369)	217,546	(881)
Foreign exchange contracts	37,701	2,163	40,641	4,429	37,254	(1,991)	40,505	(4,265)
Spot foreign exchange contracts	7,137	89	1,691	12	6,030	(38)	660	(5)
Mortgage related derivatives:
Interest rate swap contracts	778,000	4,800	383,000	2,946	798,000	(11,088)	1,458,000	(31,212)
Treasury futures contracts	27,500	96	15,500	41	35,000	(288)	—	—
TBA mortgage securities	—	—	—	—	110,000	(940)	55,000	(132)
Forward loan sale commitments	742,000	2,959	585,000	7,646	209,000	(642)	386,000	(1,915)
Interest rate lock commitments	603,018	2,699	543,901	3,160	—	—	—	—
Total stand-alone derivative instruments	3,925,298	37,948	3,097,336	44,586	2,925,226	(40,129)	3,467,768	(63,881)
Total	$3,925,298	$37,948	$3,097,336	$44,586	$2,925,309	$(40,131)	$3,467,875	$(63,885)

(1) Derivative instruments designated to hedge fixed-rate commercial real estate loans.
(2) These portfolio swaps are not designated as hedging instruments under ASC Topic 815.

Amounts included in other operating income in the consolidated statements of operations related to derivative financial instruments were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Derivative instruments designated as hedges of fair value:
Interest rate swap contracts	$1	$1	$2	$2
Stand-alone derivative instruments:
Interest rate swap contracts	1,624	(1)	3,473	2,337
Interest rate options contracts	—	(1)	—	35
Foreign exchange contracts	197	371	260	499
Spot foreign exchange contracts	729	(2)	1,407	301
Mortgage related derivatives	(301)	16,060	(10,442)	39,771
Total stand-alone derivative instruments	2,249	16,427	(5,302)	42,943
Total	$2,250	$16,428	$(5,300)	$42,945

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

Information about the Company's financial instruments that are eligible for offset in the consolidated balance sheet as of June 30, 2017 is summarized below (in thousands):

	Financial Assets			Financial Liabilities
	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
Derivatives:
Interest rate swap contracts, caps and floors	$7,291	$—	$7,291	$17,950	$—	$17,950
Foreign exchange contracts	995	—	995	1,531	—	1,531
Mortgage related derivatives	7,855	—	7,855	12,958	—	12,958
Total derivatives	16,141	—	16,141	32,439	—	32,439
Repurchase agreements	—	—	—	203,358	—	203,358
Total	$16,141	$—	$16,141	$235,797	$—	$235,797

	Financial Assets				Financial Liabilities
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
Derivatives:
Counterparty A	$2,807	$(2,807)	$—	$—	$9,218	$(2,807)	$(6,411)	$—
Counterparty B	2,206	(2,206)	—	—	7,759	(2,206)	(5,553)	—
Counterparty C	247	(247)	—	—	2,679	(247)	(2,432)	—
Other counterparties	10,881	(8,529)	—	2,352	12,783	(8,529)	(4,237)	17
Total derivatives	16,141	(13,789)	—	2,352	32,439	(13,789)	(18,633)	17
Repurchase agreements	—	—	—	—	203,358	—	(203,358)	—
Total	$16,141	$(13,789)	$—	$2,352	$235,797	$(13,789)	$(221,991)	$17

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

The following tables present summary financial information for the reportable segments (in thousands):

	Banking	Leasing	Mortgage Banking	Consolidated
Three months ended June 30, 2017
Net interest income	$135,982	$2,345	$10,667	$148,994
Provision for credit losses	8,890	410	399	9,699
Non-interest income	42,838	18,180	29,499	90,517
Non-interest expense (1)	116,369	13,436	35,754	165,559
Income tax expense	15,662	2,525	1,600	19,787
Net income	$37,899	$4,154	$2,413	$44,466
Total assets	$16,320,111	$1,275,386	$2,369,560	$19,965,057
Three months ended June 30, 2016
Net interest income	$112,152	$2,411	$8,039	$122,602
Provision for credit losses	2,995	(356)	190	2,829
Non-interest income	36,668	15,717	39,615	92,000
Non-interest expense (1)	99,882	11,126	36,898	147,906
Income tax expense	13,350	2,879	4,226	20,455
Net income	$32,593	$4,479	$6,340	$43,412
Total assets	$13,296,238	$1,081,723	$1,617,829	$15,995,790

(1)	Includes merger related and repositioning expenses of $7.2 million and $2.6 million in the Banking Segment for the three months ended June 30, 2017 and 2016, respectively.

	Banking	Leasing	Mortgage Banking	Consolidated
Six months ended June 30, 2017
Net interest income	$267,431	$4,614	$19,992	$292,037
Provision for credit losses	12,417	275	741	13,433
Non-interest income	85,369	39,643	57,278	182,290
Non-interest expense (1)	224,208	27,280	69,736	321,224
Income tax expense	31,322	6,644	2,701	40,667
Net income	$84,853	$10,058	$4,092	$99,003
Total assets	$16,320,111	$1,275,386	$2,369,560	$19,965,057
Six months ended June 30, 2016
Net interest income	$221,760	$4,834	$15,312	$241,906
Provision for credit losses	9,996	81	315	10,392
Non-interest income	71,687	34,912	67,094	173,693
Non-interest expense (1)	190,522	23,312	69,872	283,706
Income tax expense	27,700	6,388	4,887	38,975
Net income	$65,229	$9,965	$7,332	$82,526
Total assets	$13,296,238	$1,081,723	$1,617,829	$15,995,790

(1)	Includes merger related and repositioning expenses of $7.4 million and $5.9 million in the Banking Segment for the six months ended June 30, 2017 and 2016, respectively.

Note 17.	Preferred Stock

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

On August 24, 2016, in connection with the American Chartered merger, the Company issued one share of its Cumulative Voting Convertible Preferred Stock, Series B ("Company Series B Preferred Stock"), in exchange for each of the 525 shares of American Chartered's Series D Preferred Stock outstanding immediately prior to the merger whose holders did not elect to receive the same consideration in the Merger as holders of American Chartered Common Stock, based on the number of shares of American Chartered Common Stock into which each such share of American Chartered Series D Preferred Stock would otherwise then be convertible. Holders of the Company Series B Preferred Stock are entitled to receive cumulative cash dividends on the liquidation preference amount, which is $1,000 per share, at a rate of 8.00% per annum, have the right to vote on all matters upon which holders of the Company's common stock are entitled to vote and have the right to convert each share into shares of the Company's common stock at any time. The Company Series B Preferred stock has a mandatory conversion date of September 20, 2017. The Company Series B Preferred Stock is included in Tier 2 capital for regulatory capital purposes. During the fourth quarter of 2016, 400 shares of the Company Series B Preferred stock were converted into shares of the Company's common stock.

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

The Company had net income of $44.5 million for the three months ended June 30, 2017 compared to $43.4 million for the three months ended June 30, 2016. Net income available to common stockholders was $42.5 million for the three months ended June 30, 2017 compared to $41.4 million for the three months ended June 30, 2016. Fully diluted earnings per common share were $0.50 for the three months ended June 30, 2017 compared to $0.56 per common share for the three months ended June 30, 2016.

The Company had net income of $99.0 million for the six months ended June 30, 2017 compared to $82.5 million for the six months ended June 30, 2016. Net income available to common stockholders was $95.0 million for the six months ended June 30, 2017 compared to $78.5 million for the six months ended June 30, 2016. Fully diluted earnings per common share were $1.12 for the six months ended June 30, 2017 compared to $1.06 per common share for the six months ended June 30, 2016.

The results of operations for the three months ended June 30, 2017 and 2016 were impacted by $7.2 million and $2.6 million in merger related and repositioning expenses, respectively, and the results of operations for the six months ended June 30, 2017 and 2016 were impacted by $7.4 million and $5.9 million in merger related and repositioning expenses, respectively. See "Non-interest Expenses" section for a detailed schedule of merger related and repositioning expenses.

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

Residual Value of Our Direct Finance, Leveraged, and Operating Leases.  Lease residual value represents the present value of the estimated fair value of the leased equipment at the termination date of the lease.  Realization of these residual values depends on many factors, including management’s use of estimates, assumptions, and judgment to determine such values.  Several other factors outside of management’s control may reduce the residual values realized, including general market conditions at the time of expiration of the lease, whether there has been technological or economic obsolescence or unusual wear and tear on, or use of, the equipment and the cost of comparable equipment.  If, upon the expiration of a lease, we sell the equipment and the amount realized is less than the recorded value of the residual interest in the equipment, we will recognize a loss reflecting the difference.  On a quarterly basis, management reviews the lease residuals for potential impairment.  If we fail to realize our aggregate recorded residual values, our financial condition and profitability could be adversely affected. The aggregate residual value of the equipment leased under our direct finance, leveraged, and operating leases totaled $177.0 million at June 30, 2017 and $178.4 million at December 31, 2016.  See Note 1 and Note 6 to the audited consolidated financial statements contained in our Annual Report Form 10-K for the year ended December 31, 2016 for additional information.

Income Tax Accounting.  ASC Topic 740 provides guidance on accounting for income taxes by prescribing the minimum recognition threshold that a tax position must meet to be recognized in the financial statements. ASC Topic 740 also provides guidance on measurement, recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of June 30, 2017, the Company had no uncertain tax positions.  The Company elects to treat interest and penalties recognized for the underpayment of income taxes as income tax expense.  However, interest and penalties imposed by taxing authorities on issues specifically addressed in ASC Topic 740 will be taken out of the tax reserves up to the amount allocated to interest and penalties.  The amount of interest and penalties exceeding the amount allocated in the tax reserves will be treated as income tax expense.  The application of income tax law is inherently complex.  Laws and regulations in this area are voluminous and are often ambiguous.  As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures.  Interpretations of, and guidance surrounding income tax laws and regulations change over time.  As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations.

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

The Company’s annual assessment date for goodwill impairment testing is as of December 31. Goodwill is tested for impairment at the reporting unit level. The Company has three reporting units: banking, leasing and mortgage banking.  No impairment losses were recognized during the six months ended June 30, 2017 or 2016. We are not aware of any events or circumstances subsequent to our annual goodwill impairment testing date of December 31, 2016 that would indicate impairment of goodwill at June 30, 2017. The carrying amount of goodwill was $999.9 million and $1.0 billion at June 30, 2017 and December 31, 2016, respectively. The change in the carrying amount of goodwill from December 31, 2016 was due to adjustments recognized for the American Chartered merger.

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

We have revised the method of annualizing interest income and interest expense for the calculation of net interest margin, net interest margin on a fully tax equivalent basis and net interest margin on a fully tax equivalent basis excluding the effect of acquisition accounting discount accretion on loans acquired through the bank mergers to take into account the day count interest payment convention at the interest earning asset or interest bearing liability level. Among the most common conventions are 30/360 or 365, actual/360 or 365, and actual/actual. Prior period net interest margin, net interest margin on a fully tax equivalent basis and net interest margin on a fully tax equivalent basis excluding the effect of acquisition accounting discount accretion on loans acquired through the bank mergers have been revised to reflect this change in method and have decreased by approximately four basis points compared to what was previously reported for the three and six months ended June 30, 2016.

	Three Months Ended June 30,
(dollars in thousands)	2017			2016
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans held for sale	$585,207	$5,434	3.71%	$727,631	$6,311	3.47%
Loans (1) (2)	12,850,707	137,992	4.26	9,698,466	103,920	4.26
Loans exempt from federal income taxes (3)	354,706	4,294	4.79	363,721	4,218	4.59
Taxable investment securities	1,539,432	8,717	2.26	1,466,915	7,799	2.13
Investment securities exempt from federal income taxes (3)	1,263,213	15,134	4.79	1,339,465	16,375	4.89
Federal funds sold	145	1	1.37	35	0	1.00
Other interest earning deposits	87,549	227	1.04	100,200	125	0.50
Total interest earning assets	16,680,959	$171,799	4.10	13,696,433	$138,748	4.03
Non-interest earning assets	2,708,504			2,044,225
Total assets	$19,389,463			$15,740,658
Interest Bearing Liabilities:
Deposits:
NOW, money market and interest bearing deposits	$4,506,765	$3,284	0.29%	$3,836,134	$2,049	0.21%
Savings deposits	1,113,159	244	0.09	1,006,902	174	0.07
Time deposits	2,138,021	5,265	0.99	1,835,900	3,729	0.82
Short-term borrowings	1,697,212	3,912	0.92	1,092,965	910	0.34
Long-term borrowings and junior subordinated notes	520,241	3,300	2.47	642,156	2,076	1.27
Total interest bearing liabilities	9,975,398	$16,005	0.64	8,414,057	$8,938	0.42
Non-interest bearing deposits	6,336,151			4,806,692
Other non-interest bearing liabilities	451,071			389,807
Stockholders’ equity	2,626,843			2,130,102
Total liabilities and stockholders’ equity	$19,389,463			$15,740,658
Net interest income/interest rate spread (4)		$155,794	3.46%		$129,810	3.61%
Less: taxable equivalent adjustment		6,800			7,208
Net interest income, as reported		$148,994			$122,602
Net interest margin (5)			3.55%			3.56%
Tax equivalent effect			0.16%			0.21%
Net interest margin on a fully tax equivalent basis (5)			3.71%			3.77%
Effect of acquisition accounting discount accretion on loans acquired through bank mergers			(0.17)%			(0.24)%
Net interest margin on a fully tax equivalent basis, excluding the effect of acquisition accounting discount accretion on loans acquired through bank mergers			3.54%			3.53%

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

Net interest income on a fully tax equivalent basis increased $26.0 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 due to higher average loan balances, as a result of the loans acquired through the American Chartered merger and loan growth in the legacy portfolio, partly offset by higher funding costs. The net interest margin, expressed on a fully tax equivalent basis, was 3.71% for the second quarter of 2017 and 3.77% for the second quarter of 2016. Net interest income in the second quarter of 2017 included interest income of $6.7 million resulting from accretion of the acquisition accounting discount recorded on loans acquired in bank mergers compared to $7.7 million in the second quarter of 2016. Excluding the accretion of the acquisition accounting discount recorded on loans acquired in bank mergers, our net interest margin on a fully tax equivalent basis would have been 3.54% and 3.53% for the three months ended June 30, 2017 and June 30, 2016, respectively.

	Six Months Ended June 30,
(dollars in thousands)	2017			2016
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans held for sale	$575,223	$10,467	3.64%	$694,326	$12,277	3.54%
Loans (1) (2)	12,578,441	266,696	4.23	9,563,981	202,878	4.22
Loans exempt from federal income taxes (3)	367,257	8,724	4.72	353,286	8,195	4.59
Taxable investment securities	1,566,172	17,839	2.28	1,495,749	17,365	2.32
Investment securities exempt from federal income taxes (3)	1,270,640	30,478	4.80	1,350,967	32,954	4.88
Federal funds sold	92	1	1.34	39	0	1.00
Other interest earning deposits	108,932	426	0.79	106,974	266	0.50
Total interest earning assets	16,466,757	$334,631	4.05	13,565,322	$273,935	4.02
Non-interest earning assets	2,730,533			2,048,789
Total assets	$19,197,290			$15,614,111
Interest Bearing Liabilities:
Deposits:
NOW and money market deposit	$4,518,021	$5,906	0.26%	$3,972,642	$4,135	0.21%
Savings deposit	1,122,407	499	0.09	995,460	333	0.07
Time deposits	2,099,536	9,863	0.95	1,804,390	7,106	0.79
Short-term borrowings	1,597,339	6,292	0.79	1,004,742	1,631	0.33
Long-term borrowings and junior subordinated notes	521,122	6,313	2.38	621,512	4,421	1.40
Total interest bearing liabilities	9,858,425	$28,873	0.59	8,398,746	$17,626	0.42
Non-interest bearing deposits	6,273,127			4,706,351
Other non-interest bearing liabilities	458,039			394,133
Stockholders’ equity	2,607,699			2,114,881
Total liabilities and stockholders’ equity	$19,197,290			$15,614,111
Net interest income/interest rate spread (4)		$305,758	3.46%		$256,309	3.60%
Less: taxable equivalent adjustment		13,721			14,403
Net interest income, as reported		$292,037			$241,906
Net interest margin (5)			3.54%			3.55%
Tax equivalent effect			0.16%			0.21%
Net interest margin on a fully tax equivalent basis (5)			3.70%			3.76%
Effect of acquisition accounting discount accretion on loans acquired through bank mergers			(0.18)%			(0.24)%
Net interest margin on a fully tax equivalent basis, excluding the effect of acquisition accounting discount accretion on loans acquired through bank mergers			3.52%			3.52%

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

Net interest income on a fully tax equivalent basis increased $49.4 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 due to higher average loan balances, as a result of the loans acquired through the American Chartered merger and loan growth in the legacy portfolio, partly offset by higher funding costs. The net interest margin, expressed on a fully tax equivalent basis, was 3.70% for the six months ended June 30, 2017 and 3.76% for the six months ended June 30, 2016. Net interest income in the six months ended June 30, 2017 included interest income of $13.9 million resulting from accretion of the acquisition accounting discount recorded on loans acquired in bank mergers compared to $15.1 million in the six months ended June 30, 2016. Excluding the accretion of the acquisition accounting discount recorded on loans acquired in bank mergers, our net interest margin on a fully tax equivalent basis would have been 3.52% for the six months ended June 30, 2017 and June 30, 2016.

Non-interest Income

The following table presents non-interest income for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 (in thousands):

	Three Months Ended
	June 30,
	2017	2016	Increase/ (Decrease)	Percentage Change
Non-interest income:
Mortgage banking revenue	$29,499	$39,615	$(10,116)	(25.5)%
Lease financing, net	18,401	15,708	2,693	17.1
Commercial deposit and treasury management fees	14,499	11,548	2,951	25.6
Trust and asset management fees	8,498	8,236	262	3.2
Card fees	4,413	4,045	368	9.1
Capital markets and international banking fees	3,586	2,771	815	29.4
Consumer and other deposit service fees	3,285	3,161	124	3.9
Brokerage fees	1,250	1,315	(65)	(4.9)
Loan service fees	2,037	1,961	76	3.9
Increase in cash surrender value of life insurance	1,301	850	451	53.1
Net gain on investment securities	137	269	(132)	(49.1)
Net loss on disposal of other assets	(4)	(2)	(2)	100.0
Other operating income	3,615	2,523	1,092	43.3
Total non-interest income	$90,517	$92,000	$(1,483)	(1.6)%

Non-interest income decreased by $1.5 million, or 1.6%, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

•	Mortgage banking revenue decreased due to lower mortgage origination volume and gain on sale margin.

•	Lease financing revenue increased due to higher rental income and fees from the sale of third-party equipment maintenance contracts partly offset by lower promotional income.

•	Commercial deposit and treasury management fees increased due to new customer activity as well as the increased customer base from the American Chartered merger.

•	Capital markets and international banking fees increased due to higher swap and international banking fees.

•
Other operating income increased due to an increase in the market value of assets held for deferred compensation and a recovery of a low to moderate income real estate investment that was previously written off.

The following table presents non-interest income for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 (in thousands):

	Six Months Ended
	June 30,
	2017	2016	Increase/ (Decrease)	Percentage Change
Non-interest income:
Mortgage banking revenue	$57,278	$67,097	$(9,819)	(14.6)%
Lease financing, net	39,819	34,754	5,065	14.6
Commercial deposit and treasury management fees	29,188	23,426	5,762	24.6
Trust and asset management fees	17,018	16,186	832	5.1
Card fees	8,979	7,570	1,409	18.6
Capital markets and international banking fees	6,839	5,998	841	14.0
Consumer and other deposit service fees	6,648	6,186	462	7.5
Brokerage fees	2,375	2,473	(98)	(4.0)
Loan service fees	4,006	3,713	293	7.9
Increase in cash surrender value of life insurance	2,589	1,704	885	51.9
Net gain on investment securities	368	269	99	36.8
Net loss on sale of assets	(127)	(50)	(77)	154.0
Other operating income	7,310	4,367	2,943	67.4
Total non-interest income	$182,290	$173,693	$8,597	4.9%

Non-interest income increased by $8.6 million, or 4.9%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

•
Mortgage banking revenue decreased due to lower mortgage origination volume and mortgage servicing revenue. Mortgage servicing revenue for the six months ended June 30, 2016 was positively impacted by the fair value changes of mortgage servicing rights net of the related economic hedge activity.

•	Lease financing revenue increased due to higher rental income and residual gains.

•	Commercial deposit and treasury management fees increased due to new customer activity as well as the increased customer base from the American Chartered merger.

•	Trust and asset management fees increased due to the addition of new customers.

•	Card fees increased due to promotional debit card income and higher credit card fees as a result of increased volume.

•	Capital markets and international banking fees increased due to higher syndication and international banking fees partly offset by lower M&A advisory fees.

•
Other operating income increased due to an increase in the market value of assets held for deferred compensation and a recovery of a low to moderate income real estate investment that was previously written off.

Non-interest Expenses

The following table presents non-interest expense for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 (in thousands):

	Three Months Ended
	June 30,
	2017	2016	Increase/ (Decrease)	Percentage Change
Non-interest expenses:
Salaries and employee benefits expense	$102,566	$95,004	$7,562	8.0%
Occupancy and equipment expense	15,284	13,415	1,869	13.9
Computer services and telecommunication expense	9,785	9,777	8	0.1
Advertising and marketing expense	3,245	2,964	281	9.5
Professional and legal expense	2,450	3,321	(871)	(26.2)
Other intangibles amortization expense	2,086	1,617	469	29.0
Branch exit and facilities impairment charges	6,589	155	6,434	4,151.0
Net loss recognized on other real estate owned and other expense	690	258	432	167.4
Other operating expenses	22,864	21,395	1,469	6.9
Total non-interest expenses	$165,559	$147,906	$17,653	11.9%
 NM - Not meaningful

Non-interest expenses increased by $17.7 million, or 11.9%, for the three months ended June 30, 2017 from the three months ended June 30, 2016. Non-interest expenses include $7.2 million and $2.6 million in merger related and repositioning expenses for the three months ended June 30, 2017 and 2016, respectively. See merger related and repositioning expenses detail below. Explanations for changes other than merger related and repositioning expenses are as follows:

•	Salaries and employee benefits expense increased due to higher salaries expense resulting from annual pay increases, new hires and increased staff from the American Chartered merger.

•	Occupancy and equipment expense increased due to higher depreciation, property tax and rental operating expenses as a result of the American Chartered merger.

•	Professional and legal expense decreased due to lower legal fees.

•	Other intangible amortization increased due to the customer deposit intangible recognized as a result of the American Chartered merger.

•	Other operating expenses increased due to higher filing and other loan expense.

The following table presents the detail of the merger related and repositioning expenses for the three months ended June 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended
	June 30,
	2017	2016
Merger related and repositioning expenses:
Salaries and employee benefits	$552	$324
Occupancy and equipment expense	6	8
Computer services and telecommunication expense	76	511
Advertising and marketing expense	—	41
Professional and legal expense	3	101
Branch exit and facilities impairment charges	6,589	—
Other operating expenses	(60)	1,581
Total merger related and repositioning expenses	$7,166	$2,566

In the second quarter of 2017 and 2016, merger related and repositioning expenses mostly included costs incurred in connection with the American Chartered merger. The second quarter of 2017 also included branch exit and facilities impairment charges from the closing of five branches as a result of the American Chartered merger.

The following table presents non-interest expense for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 (in thousands):

	Six Months Ended
	June 30,
	2017	2016	Increase/ (Decrease)	Percentage Change
Non-interest expenses:
Salaries and employee benefits	$204,117	$180,595	$23,522	13.0%
Occupancy and equipment expense	30,328	26,675	3,653	13.7
Computer services and telecommunication expense	19,225	18,832	393	2.1
Advertising and marketing expense	6,406	5,842	564	9.7
Professional and legal expense	5,141	5,910	(769)	(13.0)
Other intangibles amortization expense	4,176	3,243	933	28.8
Branch exit and facilities impairment charges	5,907	199	5,708	2,868.3
Net loss (gain) recognized on other real estate owned and other expense	1,534	(88)	1,622	(1,843.2)
Other operating expenses	44,390	42,498	1,892	4.5
Total non-interest expenses	$321,224	$283,706	$37,518	13.2%

Non-interest expenses increased by $37.5 million, or 13.2%, for the six months ended June 30, 2017 from the six months ended June 30, 2016. Non-interest expenses include $7.4 million and $5.9 million in merger related and repositioning expenses for the six months ended June 30, 2017 and 2016, respectively. See merger related and repositioning expenses detail below. Explanations for changes other than merger related and repositioning expenses are as follows:

•	Salaries and employee benefits expense increased due to higher salaries and bonus expense as a result of annual pay increases, new hires and increased staff from the American Chartered merger.

•	Occupancy and equipment expense increased due to higher depreciation, property tax and rental operating expenses as a result of the American Chartered merger.

•	Professional and legal expense decreased due to lower legal fees.

•	Other intangible amortization increased due to the customer deposit intangible recognized as a result of the American Chartered merger.

•	Non-interest expense was also impacted by a net loss recognized on other real estate owned properties in the first half of 2017 compared to a net gain in the same period last year.

The following table presents the detail of the merger related and repositioning expenses for the six months ended June 30, 2017 and 2016 (dollars in thousands):

	Six Months Ended
	June 30,
	2017	2016
Merger related and repositioning expenses:
Salaries and employee benefits	$1,166	$405
Occupancy and equipment expense	10	8
Computer services and telecommunication expense	261	816
Advertising and marketing expense	—	64
Professional and legal expense	100	198
Branch exit and facilities impairment charges	5,907	44
Contingent consideration expense - Celtic acquisition (1)	—	2,703
Other operating expenses	(20)	1,615
Total merger related and repositioning expenses	$7,424	$5,853

(1)	Resides in other operating expenses in the consolidated statements of operations.

During the six months ended June 30, 2017 and 2016, merger related and repositioning expenses mostly included costs incurred in connection with the American Chartered merger. The six months ended June 30, 2017 also included branch exit and facilities impairment charges from the closing of five branches as a result of the American Chartered merger. The six months ended June 30, 2016 included an increase in our contingent consideration accrual for our acquisition of Celtic Leasing Corp. as a result of stronger lease residuals than previously estimated.

Income Taxes

Income tax expense for the six months ended June 30, 2017 was $40.7 million compared to $39.0 million for the six months ended June 30, 2016. The increase was primarily due to an increase in our pre-tax income during the six months ended June 30, 2017 partially offset by the $3.0 million income tax benefit associated with stock-based compensation and $2.1 million reversal of a tax liability no longer needed related to two of our acquired entities. The tax expense or benefit related to the vesting of restricted shares and exercises of stock options can fluctuate from period to period based on activity and the stock price of our common shares.

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

Three Month Comparison

Net income from our Banking Segment for the three months ended June 30, 2017 increased $5.3 million to $37.9 million compared to the three months ended June 30, 2016. This increase was due to the increase in net interest income, driven by legacy loan growth and loans acquired through the American Chartered merger, and increased non-interest income. The increased non-interest income was due to higher commercial deposit and treasury management fees and higher capital markets and international banking fees. The increase in net interest and non-interest income were partly offset by higher salaries and employee benefits expense (due to annual pay increases, new hires and increased staff from the American Chartered merger), higher branch exit and facilities impairment charges (due to the closing of five branches as a result of the American Chartered merger) and increased provision for credit losses expense (due to legacy loan growth during the second quarter of 2017).

Net income from our Leasing Segment for the three months ended June 30, 2017 decreased $325 thousand to $4.2 million compared to the three months ended June 30, 2016. This decrease in net income was due to the increase in salaries and employee benefits expense due to the investment in sales and other revenue generating staff partly offset by higher lease financing revenue. Lease financing revenue increased due to higher rental income and fees from the sale of third-party equipment maintenance contracts partly offset by lower promotional income.

Net income from our Mortgage Banking Segment for the three months ended June 30, 2017 decreased $3.9 million to $2.4 million compared to the three months ended June 30, 2016. This decrease in net income was due to a decrease in mortgage banking revenue resulting from lower mortgage origination volume and gain on sale margin. The decrease in mortgage banking revenue was partly offset by an increase in net interest income from higher residential real estate loan balances held for investment and a decrease in salaries and employee benefits expense due to lower commissions (a result of lower mortgage origination volume) and an overall decline in full time equivalent employees.

Six Month Comparison

Net income from our Banking Segment for the six months ended June 30, 2017 increased $19.6 million to $84.9 million compared to the six months ended June 30, 2016. This increase was primarily due to the increase in net interest income, driven by legacy loan growth and loans acquired through the American Chartered merger, and increased non-interest income. The increased non-interest income was due to higher commercial deposit and treasury management fees and card fees. The increase in net interest and non-interest income were partly offset by higher salaries and employee benefits expense (due to annual pay increases, new hires and increased staff from the American Chartered merger), higher occupancy and equipment expense (due to higher depreciation expense and rental operating expenses as a result of the American Chartered merger) and increased provision for credit losses expense (due to legacy loan growth during the second quarter of 2017). The Banking Segment was also favorably impacted by a $3.0 million income tax benefit associated with stock-based compensation and a $2.1 million reversal of a tax liability no longer needed related to two of our acquired entities.

Net income from our Leasing Segment for the six months ended June 30, 2017 increased $93 thousand to $10.1 million compared to the six months ended June 30, 2016. This increase in net income was due to the increase in lease financing revenues as a result of higher rental income and residual gains partly offset by increased non-interest expense. Non-interest expense increased due to higher salaries expense related to the investment in sales and other revenue generating staff, higher commissions expense as a result of higher lease financing revenue and an increase in other operating expenses related to internal support functions from the Banking Segment.

Net income from our Mortgage Banking Segment for the six months ended June 30, 2017 decreased $3.2 million to $4.1 million compared to the six months ended June 30, 2016. This decrease in net income was due to a decline in mortgage banking revenue as a result of lower mortgage origination volume and mortgage servicing revenue. Mortgage servicing revenue for the six months ended June 30, 2016 was positively impacted by the fair value changes of mortgage servicing rights net of the related economic hedge activity. The decrease in mortgage banking revenue was partly offset by an increase in net interest income from higher residential real estate loan balances held for investment and a decrease in salaries and employee benefits expense. Salaries and employee benefits expense decreased due to lower commission and overtime expenses resulting from the decrease in origination volume, lower bonus expense and an overall decline in full time equivalent employees.

Balance Sheet

Total assets increased $662.7 million, or 3.4%, to $20.0 billion at June 30, 2017 from December 31, 2016 mainly due to the increase in loans.

•	Investment securities decreased $159.0 million, or 5.5%, from December 31, 2016 to June 30, 2017 due to principal payments on our mortgage-backed securities.

•
Total loans, excluding purchased credit-impaired, increased by $859.3 million, or 6.8%, to $13.5 billion at June 30, 2017 from December 31, 2016. This increase was due to growth in commercial, lease, commercial real estate, residential real estate and indirect loans.

Total liabilities increased by $593.7 million, or 3.5%, to $17.3 billion at June 30, 2017 from December 31, 2016 mostly due to the increase in short-term borrowings.

•
Total deposits increased by $151.4 million, or 1.1%, to $14.3 billion at June 30, 2017 from December 31, 2016. Compared to December 31, 2016, interest bearing deposits increased by $171.2 million, or 2.2% mostly due to higher certificate of deposit balances.

•	Total borrowings increased by $442.9 million, or 21.2%, to $2.5 billion at June 30, 2017 due to the increase in short-term FHLB advances.

Total stockholders’ equity increased $69.1 million to $2.6 billion at June 30, 2017 compared to December 31, 2016 primarily as a result of earnings for the six months ended June 30, 2017 net of dividends declared.

Investment Securities

The following table sets forth the amortized cost and fair value of our investment securities, by type of security as indicated (in thousands):

	June 30, 2017		December 31, 2016		June 30, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
U.S. Government sponsored agencies and enterprises	$23,141	$23,229	$23,267	$23,415	$53,674	$54,457
States and political subdivisions	367,385	387,351	376,541	391,365	369,816	400,948
Residential mortgage-backed securities	920,005	917,605	988,744	983,684	670,480	682,915
Commercial mortgage-backed securities	88,159	89,326	91,949	93,008	98,629	102,452
Corporate bonds	137,948	138,556	193,164	193,895	224,730	225,525
Equity securities	11,114	11,004	11,000	10,828	10,872	11,098
Total Available for Sale	1,547,752	1,567,071	1,684,665	1,696,195	1,428,201	1,477,395
Held to maturity
States and political subdivisions	896,043	931,209	910,608	929,178	960,784	1,023,932
Residential mortgage-backed securities	126,869	129,835	159,142	164,562	190,631	198,655
Total Held to Maturity	1,022,912	1,061,044	1,069,750	1,093,740	1,151,415	1,222,587
Total	$2,570,664	$2,628,115	$2,754,415	$2,789,935	$2,579,616	$2,699,982

Loan Portfolio

The following table sets forth the composition of our loan portfolio (excluding loans held for sale) as of the dates indicated showing the balances of legacy loans and loans acquired through the American Chartered and Taylor Capital mergers (dollars in thousands):

	June 30, 2017				December 31, 2016
	Legacy (1)	Acquired (2)	Total	% of Total	Legacy (1)	Acquired (2)	Total	% of Total
Commercial related credits:
Commercial loans	$4,221,188	$482,140	$4,703,328	35%	$3,548,747	$797,759	$4,346,506	34%
Commercial loans collateralized by assignment of lease payments	2,021,250	55,661	2,076,911	15	1,898,857	104,119	2,002,976	16
Commercial real estate	2,846,595	1,036,159	3,882,754	29	2,509,314	1,278,702	3,788,016	29
Construction real estate	436,276	12,840	449,116	3	503,226	15,336	518,562	4
Total commercial related credits	9,525,309	1,586,800	11,112,109	82	8,460,144	2,195,916	10,656,060	83
Other loans:
Residential real estate	1,165,029	246,230	1,411,259	10	775,576	285,252	1,060,828	8
Indirect vehicle	562,429	65,390	627,819	4	539,916	1,764	541,680	4
Home equity	237,379	1,573	238,952	2	179,886	86,491	266,377	2
Other consumer loans	74,351	574	74,925	1	80,028	753	80,781	1
Total other loans	2,039,188	313,767	2,352,955	17	1,575,406	374,260	1,949,666	15
Total loans excluding purchased credit-impaired loans	11,564,497	1,900,567	13,465,064	99	10,035,550	2,570,176	12,605,726	98
Purchased credit-impaired loans	92,693	56,384	149,077	1	96,169	66,908	163,077	2
Total loans	$11,657,190	$1,956,951	$13,614,141	100%	$10,131,719	$2,637,084	$12,768,803	100%

(1)
Legacy loans include all loans other than those acquired through the American Chartered and Taylor Capital mergers, including loans acquired in connection with our FDIC-assisted transactions and our other acquisition transactions, as well as new loans originated subsequent to the American Chartered and Taylor Capital mergers, and American Chartered and Taylor Capital loans that have been renewed.

(2)	Represents loans acquired through the American Chartered and Taylor Capital mergers that have not yet been renewed. These balances will decrease to zero over time.

Total loans increased by $845.3 million to $13.6 billion at June 30, 2017 from $12.8 billion at December 31, 2016. This increase was due to growth in commercial, lease, commercial real estate, residential real estate and indirect loans.

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

The following table sets forth the amounts of non-performing loans, non-performing assets and purchased credit-impaired loans (excluding loans held for sale and other real estate owned acquired as part of our FDIC-assisted transactions) as well as other information regarding asset quality at the dates indicated (dollars in thousands):

	June 30, 2017	December 31, 2016	June 30, 2016
Non-performing loans:
Non-accruing loans	$51,013	$48,974	$67,544
Loans 90 days or more past due, still accruing interest	1,190	10,378	7,190
Total non-performing loans	52,203	59,352	74,734
Other real estate owned	11,063	26,279	27,663
Repossessed assets	484	322	459
Total non-performing assets	$63,750	$85,953	$102,856
Purchased credit-impaired loans	$149,077	$163,077	$136,811
Total allowance for loan and lease losses	$154,033	$139,366	$135,614
Accruing restructured loans (1)	29,658	32,687	26,715
Total non-performing loans to total loans	0.38%	0.46%	0.73%
Total non-performing assets to total assets	0.32	0.45	0.64
Allowance for loan and lease losses to total non-performing loans	295.07	234.81	181.46

(1)	Accruing restructured loans consists of loans that have been modified and are performing in accordance with those modified terms.

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

The following table presents a summary of other real estate owned, excluding assets related to FDIC-assisted transactions, for the six months ended June 30, 2017 and 2016 (in thousands):

	June 30,
	2017	2016
Beginning balance	$26,279	$31,553
Transfers in at fair value less estimated costs to sell	2,658	2,637
Fair value adjustments	(1,858)	115
Net gains on sales of other real estate owned	670	819
Cash received upon disposition	(16,686)	(7,461)
Ending balance	$11,063	$27,663

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

	June 30, 2017	December 31, 2016
Commercial loans	$60,471	$94,049
Commercial loans collateralized by assignment of lease payments	8,989	3,505
Commercial real estate	65,049	46,990
Total	$134,509	$144,544

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

The commercial related general loss reserve was $133.9 million as of June 30, 2017 and $120.2 million as of December 31, 2016. The increase in the commercial related general loss reserve was due to loan growth and the provision for credit losses related to the bank merger acquired loan portfolio for loan renewals subsequent to the acquisition date. Reserves on impaired commercial related loans are included in the “Commercial Related Specific Reserves” section below.

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

The total commercial related specific reserves component of the allowance was $1.8 million as of June 30, 2017 compared to $3.2 million as of December 31, 2016.

Consumer Related Reserves.  Pools of homogenous loans with similar risk and loss characteristics are also assessed for probable losses. These loan pools include consumer, residential real estate, home equity, credit cards and indirect vehicle loans. Migration probabilities obtained from past due roll rate analyses and historical loss rates are applied to current balances to forecast charge-offs over a one-year time horizon. The reserves for consumer related loans totaled $18.4 million at June 30, 2017 and $15.9 million at December 31, 2016.

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

We recorded a provision for credit losses of $6.9 million for acquired loans related to the non-purchased credit-impaired bank merger loans as accounted for in accordance with ASC Topic 310-20 for the six months ended June 30, 2017. No additional provisions were recorded on the purchase credit-impaired bank merger loans accounted for in accordance with ASC Topic 310-30.

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

The following table presents an analysis of the allowance for loan and lease losses for the periods presented (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Balance at beginning of period	$146,498	$137,732	$141,842	$131,508
Provision for credit losses	9,699	2,829	13,433	10,392
Charge-offs:
Commercial loans	700	72	868	785
Commercial loans collateralized by assignment of lease payments	—	2,347	—	2,921
Commercial real estate	262	1,720	1,347	2,072
Construction real estate	—	144	—	144
Residential real estate	270	476	360	844
Home equity	261	619	434	857
Indirect vehicles	930	651	2,341	1,582
Other consumer loans	498	395	944	807
Total charge-offs	2,921	6,424	6,294	10,012
Recoveries:
Commercial loans	1,339	952	2,849	1,332
Commercial loans collateralized by assignment of lease payments	249	467	712	517
Commercial real estate	362	1,843	880	2,437
Construction real estate	47	17	159	44
Residential real estate	58	82	586	106
Home equity	292	193	575	511
Indirect vehicles	565	501	1,217	964
Other consumer loans	109	141	338	534
Total recoveries	3,021	4,196	7,316	6,445
Net (recoveries) charge-offs	(100)	2,228	(1,022)	3,567
Allowance for credit losses	156,297	138,333	156,297	138,333
Allowance for unfunded credit commitments	(2,264)	(2,719)	(2,264)	(2,719)
Allowance for loan and lease losses	$154,033	$135,614	$154,033	$135,614
Total loans	$13,614,141	$10,197,887	$13,614,141	$10,197,887
Ratio of allowance to total loans	1.13%	1.33%	1.13%	1.33%
Ratio of net (recoveries) charge-offs to average loans (annualized)	(0.00)	0.09	(0.02)	0.07

Net recoveries of $100 thousand were recorded in the three months ended June 30, 2017 compared to net charge-offs of $2.2 million in the three months ended June 30, 2016. A provision for credit losses of $9.7 million was recorded for the three months ended June 30, 2017 compared to $2.8 million for the three months ended June 30, 2016. The increase in provision for credit losses was due to the loan growth in the second quarter of 2017. The provision for credit losses for the three months ended June 30, 2017 included a provision for credit losses of $1.5 million related to the bank merger acquired loan portfolio for loan renewals subsequent to the acquisition date compared to a negative provision for credit losses of $4.7 million for the three months ended June 30, 2016.

Net recoveries of $1.0 million were recorded in the six months ended June 30, 2017 compared to net charge-offs of $3.6 million in the six months ended June 30, 2016. A provision for credit losses of $13.4 million was recorded for the six months ended June 30, 2017 compared to $10.4 million for the six months ended June 30, 2016. The increase in provision for credit losses was due to the loan growth in the second quarter of 2017. The provision for credit losses for the six months ended June 30, 2017 included a provision for credit losses of $6.9 million related to the bank merger acquired loan portfolio for loan renewals subsequent to the acquisition date compared to a negative provision for credit losses of $3.5 million for the six months ended June 30, 2016.

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

Lease investments by categories follow (in thousands):

	June 30, 2017	December 31, 2016	June 30, 2016
Direct finance leases:
Minimum lease payments	$454,283	$433,451	$381,479
Estimated unguaranteed residual values	68,135	78,256	73,076
Less: unearned income	(37,020)	(36,327)	(32,392)
Direct finance leases (1)	$485,398	$475,380	$422,163
Leveraged leases:
Minimum lease payments	$390	$821	$1,575
Estimated unguaranteed residual values	54	108	293
Less: unearned income	(10)	(25)	(56)
Less: related non-recourse debt	(383)	(803)	(1,535)
Leveraged leases (1)	$51	$101	$277
Operating leases:
Equipment, at cost	$491,844	$440,861	$354,158
Less accumulated depreciation	(145,808)	(129,534)	(120,838)
Lease investments, net	$346,036	$311,327	$233,320

(1)	Direct finance and leveraged leases are included as commercial loans collateralized by assignment of lease payments for financial statement purposes.

Leases that transfer substantially all of the benefits and risk related to the equipment ownership are classified as direct finance leases. If these direct finance leases have non-recourse debt associated with them and meet the additional requirements for a leveraged lease, they are further classified as leveraged leases, and the associated debt is netted with the outstanding balance in the consolidated financial statements. Interest income on direct finance and leveraged leases is recognized using methods which approximate a level yield over the term of the lease. Operating leases are investments in equipment leased to other companies, where the residual component makes up more than 10% of the investment.  The Company funds most of the lease equipment purchases internally, but has some loans at other banks which totaled $71.5 million at June 30, 2017, $66.9 million at December 31, 2016 and $63.4 million at June 30, 2016.

At June 30, 2017, the following reflects the residual values for leases by category in the year the initial lease term ends (in thousands):

	Residual Values
	Direct
End of initial lease term	Finance	Leveraged	Operating
December 31,	Leases	Leases	Leases	Total
2017	$5,057	$35	$7,570	$12,662
2018	15,103	19	11,441	26,563
2019	13,660	—	13,231	26,891
2020	12,046	—	17,968	30,014
2021	3,176	—	22,129	25,305
Thereafter	19,093	—	36,473	55,566
	$68,135	$54	$108,812	$177,001

The lease residual value represents the present value of the estimated fair value of the leased equipment at the termination of the lease. Lease residual values are generally reviewed quarterly, and any write-downs or charge-offs deemed necessary are recorded in the period in which they become known. To mitigate this risk of loss, we seek to diversify both the type of equipment leased and the industries in which the lessees participate. Often times, there are several individual lease schedules under one master lease.  There were 4,343 leases at June 30, 2017 compared to 4,248 at December 31, 2016.  The average residual value per lease schedule was approximately $41 thousand at June 30, 2017 and $42 thousand at December 31, 2016.  The average residual value per master lease schedule was approximately $167 thousand at June 30, 2017 and $176 thousand at December 31, 2016. Certain residual values have less than full residual risk.

Liquidity and Sources of Capital

Our cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities.

Cash flows from operating activities primarily include net income, adjusted for items in net income that did not impact cash.  Net cash flows provided by operating activities were $177.2 million for the six months ended June 30, 2017 compared to net cash flows provided by operating activities of $72.5 million for the six months ended June 30, 2016.  The change was mostly due to net proceeds of loans held for sale in the six months ended June 30, 2017 compared to net originations of loans held for sale for the same period in the prior year.

Cash flows from investing activities reflects the impact of loans and investment securities acquired for the Company’s interest-earning asset portfolios, as well as cash flows from asset sales and the impact of acquisitions.  For the six months ended June 30, 2017, the Company had net cash flows used in investing activities of $731.0 million compared to net cash flows used in investing activities of $286.1 million for the six months ended June 30, 2016.  The change was due to the increase in loans during the six months ended June 30, 2017.

Cash flows from financing activities include transactions and events whereby cash is obtained from depositors, creditors or investors.  For the six months ended June 30, 2017, the Company had net cash flows provided by financing activities of $554.6 million compared to net cash flows provided by financing activities of $258.3 million for the six months ended June 30, 2016.  The change in cash flows from financing activities was primarily due to the increase in deposits and borrowings compared to the six months ended June 30, 2016.

In the event that additional short-term liquidity is needed, we have established relationships with several large and regional banks to provide short-term borrowings in the form of federal funds purchases.  While, at June 30, 2017, there were no firm lending commitments in place, management believes that we could borrow approximately $452.5 million for a short time from these banks on a collective basis.  Additionally, we are a member of Federal Home Loan Bank of Chicago ("FHLB").  As of June 30, 2017, the Company had $1.9 billion outstanding in FHLB advances, and could borrow an additional amount of approximately $340.2 million.  As a contingency plan for significant funding needs, the Asset/Liability Committee may also consider the sale of investment securities, selling securities under agreement to repurchase, or the temporary curtailment of lending activities.  As of June 30, 2017, the Company had approximately $1.8 billion of unpledged securities, excluding securities available for pledge at the FHLB.

Our main sources of liquidity at the holding company level are dividends from MB Financial Bank and cash on hand. We also maintain a $35.0 million unsecured line of credit at the holding company level with a correspondent bank. No borrowings were outstanding on the line of credit as of June 30, 2017. The line of credit is scheduled to mature on June 30, 2018. The holding company had $19.2 million in cash as of June 30, 2017.

See Notes 9 and 10 of the Financial Statements presented under Item 1 of this report for details of period end balances and other information for these various funding sources. There were no material changes outside the ordinary course of business in the Company’s contractual obligations at June 30, 2017 as compared to December 31, 2016.

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

At June 30, 2017, the Company’s total risk-based capital ratio was 11.60%, Tier 1 capital to risk-weighted assets ratio was 9.37%, common equity Tier 1 capital to risk-weighted assets ratio was 8.70% and Tier 1 capital to average asset ratio was 8.60%. At June 30, 2017, MB Financial Bank’s total risk-based capital ratio was 11.22%, Tier 1 capital to risk-weighted assets ratio was 10.29%, common equity Tier 1 capital to risk-weighted assets ratio was 10.29% and Tier 1 capital to average asset ratio was 9.43%. MB Financial Bank was categorized as “Well-Capitalized” at June 30, 2017 under the regulations of the Office of the Comptroller of the Currency.

The Company and MB Financial Bank must maintain a capital conservation buffer consisting of additional common equity Tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  The new capital conservation buffer requirement began phasing in on January 1, 2016 when a buffer greater than 0.625% of risk-weighted assets was required, which amount will increase each year until the buffer requirement is fully implemented on January 1, 2019. At June 30, 2017, the Company and MB Financial Bank maintained capital above the 1.25% conservation buffer required for 2017.

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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at June 30, 2017 that we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown.  Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability.

The table is intended to provide an approximation of the projected repricing of assets and liabilities at June 30, 2017 based on contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced because of contractual amortization and rate adjustments on adjustable-rate loans.  Loan and investment securities’ contractual maturities and amortization reflect expected prepayment assumptions.  While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on some of the accounts will not adjust immediately to changes in other interest rates. Therefore, the information in the table is calculated assuming that NOW, money market and savings deposits will reprice as follows: 36%, 29%, and 10%, respectively, in the first three months, 10%, 21%, and 17%, respectively, in the next nine months, 32%, 44%, and 50%, respectively, from one year to five years, and 22%, 6%, and 23%, respectively over five years (dollars in thousands):

	Time to Maturity or Repricing
	0 – 90	91 - 365	1 – 5	Over 5
	Days	Days	Years	Years	Total
Interest Earning Assets:
Interest earning deposits with banks	$113,396	$464	$1,847	$—	$115,707
Investment securities	165,201	411,249	1,218,121	955,616	2,750,187
Loans held for sale	718,916	—	—	—	718,916
Loans, including covered loans	7,862,692	1,427,665	3,603,764	720,020	13,614,141
Total interest earning assets	$8,860,205	$1,839,378	$4,823,732	$1,675,636	$17,198,951
Interest Bearing Liabilities:
NOW, money market and interest bearing deposits	$1,486,967	$732,320	$1,752,516	$628,703	$4,600,506
Savings deposits	110,916	187,170	554,442	256,627	1,109,155
Time deposits	358,486	898,950	898,719	7,711	2,163,866
Short-term borrowings	1,593,358	400,000	—	—	1,993,358
Long-term borrowings	176,038	5,804	142,468	5,850	330,160
Junior subordinated notes issued to capital trusts	211,085	—	—	—	211,085
Total interest bearing liabilities	$3,936,850	$2,224,244	$3,348,145	$898,891	$10,408,130
Rate sensitive assets (RSA)	$8,860,205	$10,699,583	$15,523,315	$17,198,951	$17,198,951
Rate sensitive liabilities (RSL)	3,936,850	6,161,094	9,509,239	10,408,130	10,408,130
Cumulative GAP (GAP=RSA-RSL)	4,923,355	4,538,489	6,014,076	6,790,821	6,790,821
RSA/Total assets	44.38%	53.59%	77.75%	86.15%	86.15%
RSL/Total assets	19.72	30.86	47.63	52.13	52.13
GAP/Total assets	24.66	22.73	30.12	34.01	34.01
GAP/RSA	55.57	42.42	38.74	39.48	39.48

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

Based on simulation modeling which assumes gradual changes in interest rates over a one-year period, we believe that our net interest income would change due to changes in interest rates as follows (dollars in thousands):

Gradual	Changes in Net Interest Income Over One Year Horizon
Changes in	June 30, 2017		December 31, 2016
Levels of	Dollar	Percentage	Dollar	Percentage
Interest Rates	Change	Change	Change	Change
+ 2.00%	$33,104	5.38%	$47,407	7.94%
+ 1.00%	18,551	3.02	25,076	4.20
- 1.00%	(28,856)	(4.69)	(26,252)	(4.39)

In the interest rate sensitivity table above, changes in net interest income between June 30, 2017 and December 31, 2016 reflect changes in the composition of interest earning assets and interest bearing liabilities, related interest rates, repricing frequencies, and the fixed or variable characteristics of the interest earning assets and interest bearing liabilities.  The changes in net interest income incorporate the impact of loan floors as well as shifts from low cost deposits to higher cost certificates of deposit in a rising rate environment.

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

Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of June 30, 2017 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting: During the quarter ended June 30, 2017, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information for the three months ended June 30, 2017 with respect to our repurchases of our outstanding common shares:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in Thousands)
April 1, 2017 — April 30, 2017	311	$41.35	—	$—
May 1, 2017 — May 31, 2017	—	—	—	—
June 1, 2017 — June 30, 2017	—	—	—	—
Total	311	$41.35	—

(1)	Includes shares withheld to satisfy tax withholding obligations upon the exercise of stock options and vesting of restricted stock awards.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MB FINANCIAL, INC.
(registrant)

Date:	August 7, 2017	By:	/s/Mitchell Feiger
Mitchell Feiger
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 7, 2017	By:	/s/Randall T. Conte
Randall T. Conte
Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX
Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated as of July 14, 2013, by and among the Registrant and Taylor Capital Group, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on July 18, 2013 (File No.0-24566-01))

2.2
Amendment, dated as of June 30, 3014, to Agreement and Plan of Merger, dated as of July 14, 2013, by and between the Registrant and Taylor Capital Group, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on July 1, 2014 (File No.0-24566-01))

2.3
Letter Agreement, dated as of June 30, 3014, by and between the Registrant and Taylor Capital Group, Inc. (incorporated herein by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K filed on July 1, 2014 (File No.0-24566-01))

2.4
Agreement and Plan of Merger, dated as of May 1, 2006, by and among the Registrant, MBFI Acquisition Corp. and First Oak Brook Bancshares, Inc. (“First Oak Brook”)(incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on May 2, 2006 (File No.0-24566-01))

2.5
Purchase and Assumption Agreement among Federal Deposit Insurance Corporation, Receiver of Corus Bank, National Association, Chicago, Illinois, Federal Deposit Insurance Corporation and MB Financial Bank, N.A., dated as of September 11, 2009 (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 17, 2009 (File No.0-24566-01))

2.6
Purchase and Assumption Agreement among Federal Deposit Insurance Corporation, Receiver of Broadway Bank, Chicago, Illinois, Federal Deposit Insurance Corporation and MB Financial Bank, N.A., dated as of April 23, 2010 (incorporated herein by reference to Exhibit 2.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 0-24566-01))

2.7
Purchase and Assumption Agreement among Federal Deposit Insurance Corporation, Receiver of New Century Bank, Chicago, Illinois, Federal Deposit Insurance Corporation and MB Financial Bank, N.A., dated as of April 23, 2010 (incorporated herein by reference to Exhibit 2.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 0-24566-01))

2.8
Agreement and Plan of Merger, dated as of November 20, 2015, by and between the Registrant and American Chartered Bancorp, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on November 24, 2015 (File No.001-36599))

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

10.10	Reserved

10.11
Agreement Regarding Salary Adjustment and Portion of Salary Payable by Stock, dated as of December 21, 2009, between MB Financial, Inc. and Mitchell Feiger (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 0-24566-01))

10.11A
Form of Agreement Regarding Salary Adjustment and Portion of Salary Payable by Stock between MB Financial, Inc. and Rosemarie Bouman, Mark A. Heckler and Brian J. Wildman (incorporated herein by reference to Exhibit 10.11A to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 0-24566-01))

10.12
Agreement Regarding Salary Adjustment and Portion of Salary Payable by Stock, dated as of December 21, 2009, between MB Financial, Inc. and Jill E. York (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 0-24566-01))

10.13
Amended and Restated Employment Agreement between MB Financial Bank, N.A. and Ronald D. Santo (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 14, 2004 (File No. 0-24566-01))

10.13A
Amendment to Amended and Restated Employment Agreement between MB Financial Bank, N.A. and Ronald D. Santo ((incorporated herein by reference to Exhibit 10.13A to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2006, filed on March 2, 2007 (File No. 0-24566-01))

10.15
Tax Gross Up Agreements between the Registrant and each of Mitchell Feiger, Jill E. York and Brian Wildman (incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-24566-01))

10.15A
Tax Gross Up Agreement between the Registrant and Rosemarie Bouman (incorporated herein by reference to Exhibit 10.15A to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-24566-01))

10.16
Form of Incentive Stock Option Agreement for Executive Officers under the Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 0-24566-01))

10.17
Form of Non-Qualified Stock Option Agreement for Directors under the Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 0-24566-01))

EXHIBIT INDEX
Exhibit Number	Description

10.18
Form of Restricted Stock Agreement for Executive Officers under the Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 0-24566-01))

10.18A
Amendment to Form of Incentive Stock Option Agreement and Form of Restricted Stock Agreement for Executive Officers under the Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.18A to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-24566-01))

10.18B
Form of Performance-Based Restricted Stock Agreement for Executive Officers under the Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.18B to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 0-24566-01))

10.18C
Form of Restricted Stock Agreement for grants on December 2, 2009 to Mitchell Feiger and Jill E. York (incorporated herein by reference to Exhibit 10.18C to the Registrant’s Current Report on Form 8-K filed on December 7, 2009 (File No. 0-24566-01))

10.19
Form of Restricted Stock Agreement for Directors under the Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 0-24566-01))

10.20
First Oak Brook Bancshares, Inc. Incentive Compensation Plan (incorporated herein by reference to Appendix A to the definitive proxy statement filed by First Oak Brook on March 30, 2004 (File No. 0-14468))

10.20A
Amendment to First Oak Brook Bancshares, Inc. Incentive Compensation Plan ((incorporated herein by reference to Exhibit 10.20A to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2006, filed on March 2, 2007 (File No. 0-24566-01))

10.21
First Oak Brook Bancshares, Inc. 2001 Stock Incentive Plan (incorporated herein by reference to Appendix A to the definitive proxy statement filed by First Oak Brook on April 2, 2001 (File No. 0-14468))

10.21A
Amendment to First Oak Brook Bancshares, Inc. 2001 Stock Incentive Plan ((incorporated herein by reference to Exhibit 10.21A to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2006, filed on March 2, 2007 (File No. 0-24566-01))

10.22
First Oak Brook Bancshares, Inc. Directors Stock Plan (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed by First Oak Brook on October 25, 1999 (File No. 333-89647))

10.22A
Amendment to First Oak Brook Bancshares, Inc. Directors Stock Plan (incorporated herein by reference to Exhibit 10.22A to the Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2007 filed on May 15, 2007 (File No. 0-24566-01))

10.23
Letter Agreement, dated as of June 30, 2014, by and among the Registrant and certain principal stockholders of Taylor Capital Group, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 1, 2014 (File No.0-24566-01))

10.23A
Supplemental Agreement, dated as of August 15, 2014, by and among the Registrant, MB Financial Bank, N.A., and Jennifer W. Steans, as representative of certain principal stockholders of Taylor Capital Group, Inc. (incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on August 20, 2014 (File No.001-36599))

EXHIBIT INDEX
Exhibit Number	Description

10.23B
Escrow Agreement, dated as of August 15, 2014, by and among MB Financial Bank, N.A., Jennifer W. Steans, as representative of certain principal stockholders of Taylor Capital Group, Inc., and The Northern Trust Company, as escrow agent (incorporated herein by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on August 20, 2014 (File No.001-36599))

10.23C
Second Amendment to Letter Agreement Re: Escrow of Merger Consideration, dated as of December 16, 2016, by and among the Registrant, MB Financial Bank, N.A., and Jennifer W. Steans, as representative of certain principal stockholders of Taylor Capital Group, Inc. (incorporated herein by reference to Exhibit 10.23C to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-36599))

10.24
Employment Agreement, dated as of July 14, 2013 by and between the Registrant, MB Financial Bank, N.A. and Mark A. Hoppe (included as Exhibit E to the Agreement and Plan of Merger, dated as of July 14, 2013, by and between the Registrant and Taylor Capital Group, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on July 18, 2013 (File No.0-24566-01)))

10.25
Taylor Capital Group, Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K of Taylor Capital Group, Inc. for the year ended December 31, 2008 (File No. 000-50034))

10.25A
Trust Under Taylor Capital Group, Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.17 of the Registration Statement on Form S-1 of Taylor Capital Group, Inc. filed May 24, 2002 (Registration No. 333-89158))

10.25B
Amendment to the Taylor Capital Group, Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.25B to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-36599))

10.26
Taylor Capital Group, Inc. Senior Officer Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q of Taylor Capital Group, Inc. for the quarterly period ended June 30, 2009 (File No. 000-50034))

10.26A
Amendment to the Taylor Capital Group, Inc. Senior Officer Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.26A to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-36599))

10.27
First Oak Brook Bancshares, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 to First Oak Brook’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-14468))

10.27A
Amendment to First Oak Brook Bancshares, Inc. Executive Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.27A to the Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2007 filed on May 15, 2007 (File No. 0-24566-01))

10.29
Form of Transitional Employment Agreement between the Registrant (as successor to First Oak Brook) and Rosemarie Bouman (incorporated herein by reference to Exhibit 10.10 to First Oak Brook’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-14468))

10.29A
First Amendment to Transitional Employment Agreement between the Registrant (as successor to First Oak Brook) and Rosemarie Bouman ((incorporated herein by reference to Exhibit 10.28A to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2006, filed March 2, 2007 (File No. 0-24566-01))

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

101
The following financial statements from the MB Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) the notes to consolidated financial statements*

*  Filed herewith