Form 10-Q
period 2017-09-30
MB FINANCIAL INC /MD
filed 2017-11-07
CIK 1139812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

There were issued and outstanding 83,894,031 shares of the Registrant’s common stock as of November 6, 2017.

MB FINANCIAL, INC.

FORM 10-Q

September 30, 2017

i

PART I.        FINANCIAL INFORMATION

Item 1.	Financial Statements

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	(Unaudited)
	September 30, 2017	December 31, 2016
ASSETS
Cash and due from banks	$361,080	$364,783
Interest earning deposits with banks	82,636	98,686
Total cash and cash equivalents	443,716	463,469
Investment securities:
Securities available for sale, at fair value	1,497,543	1,696,195
Securities held to maturity, at amortized cost ($1,031,746 fair value at September 30, 2017 and $1,093,740 at December 31, 2016)	994,238	1,069,750
Non-marketable securities - FHLB and FRB stock	152,345	143,276
Total investment securities	2,644,126	2,909,221
Loans held for sale	722,754	716,883
Loans:
Total loans, excluding purchased credit-impaired loans	13,753,459	12,605,726
Purchased credit-impaired loans	131,919	163,077
Total loans	13,885,378	12,768,803
Less: Allowance for loan and lease losses	159,128	139,366
Net loans	13,726,250	12,629,437
Lease investments, net	371,541	311,327
Premises and equipment, net	286,482	293,910
Cash surrender value of life insurance	204,855	200,945
Goodwill	999,925	1,001,038
Other intangibles	56,745	62,959
Mortgage servicing rights, at fair value	261,446	238,011
Other real estate owned, net	13,020	26,279
Other real estate owned related to FDIC-assisted transactions	4,817	5,006
Other assets	380,858	443,832
Total assets	$20,116,535	$19,302,317
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$6,101,159	$6,408,169
Interest bearing	8,313,985	7,702,279
Total deposits	14,415,144	14,110,448
Short-term borrowings	1,865,415	1,569,288
Long-term borrowings	405,715	311,790
Junior subordinated notes issued to capital trusts	211,289	210,668
Accrued expenses and other liabilities	526,880	520,914
Total liabilities	17,424,443	16,723,108
STOCKHOLDERS’ EQUITY
Preferred stock, ($0.01 par value, authorized 10,000,000 shares at September 30, 2017 and December 31, 2016; Series A, 8% perpetual non-cumulative, 4,000,000 shares issued and outstanding at September 30, 2017 and December 31, 2016, $25 liquidation value; Series B, 8% cumulative voting convertible, no shares issued and outstanding at September 30, 2017 and 125 shares issued and outstanding at December 31, 2016, $1,000 liquidation value)	115,280	115,572
Common stock, ($0.01 par value; authorized 120,000,000 shares at September 30, 2017 and December 31, 2016; issued 85,765,314 shares at September 30, 2017 and 85,630,748 shares at December 31, 2016)	858	856
Additional paid-in capital	1,685,971	1,678,826
Retained earnings	940,948	838,892
Accumulated other comprehensive income	9,772	5,190
Less: 1,878,217 and 1,905,479 shares of treasury common stock, at cost, at September 30, 2017 and December 31, 2016, respectively	(60,737)	(60,384)
Controlling interest stockholders’ equity	2,692,092	2,578,952
Non-controlling interest	—	257
Total stockholders’ equity	2,692,092	2,579,209
Total liabilities and stockholders’ equity	$20,116,535	$19,302,317

     See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Interest income:
Loans:
Taxable	$155,440	$118,675	$432,603	$333,829
Nontaxable	2,632	2,846	8,303	8,173
Investment securities:
Taxable	8,440	8,844	26,279	26,209
Nontaxable	9,731	10,382	29,541	31,802
Other interest earning accounts and Federal funds sold	327	164	754	430
Total interest income	176,570	140,911	497,480	400,443
Interest expense:
Deposits	10,865	6,681	27,133	18,255
Short-term borrowings	5,148	1,092	11,440	2,723
Long-term borrowings and junior subordinated notes	3,610	2,367	9,923	6,788
Total interest expense	19,623	10,140	48,496	27,766
Net interest income	156,947	130,771	448,984	372,677
Provision for credit losses	4,517	6,549	17,950	16,941
Net interest income after provision for credit losses	152,430	124,222	431,034	355,736
Non-interest income:
Mortgage banking revenue	27,575	49,095	84,853	116,192
Lease financing revenue, net	23,148	18,864	62,967	53,618
Commercial deposit and treasury management fees	14,508	12,957	43,696	36,383
Trust and asset management fees	8,702	8,244	25,720	24,430
Card fees	4,585	4,161	13,564	11,731
Capital markets and international banking fees	4,870	3,313	11,709	9,311
Consumer and other deposit service fees	3,424	3,559	10,072	9,745
Brokerage fees	1,004	1,294	3,379	3,767
Loan service fees	2,114	1,792	6,120	5,505
Increase in cash surrender value of life insurance	1,321	1,055	3,910	2,759
Net gain on investment securities	83	—	451	269
Net (loss) gain on disposal of other assets	(180)	5	(307)	(45)
Other operating income	4,110	4,048	11,420	8,415
Total non-interest income	95,264	108,387	277,554	282,080
Non-interest expenses:
Salaries and employee benefits expense	105,815	111,478	309,932	292,073
Occupancy and equipment expense	15,382	14,766	45,710	41,441
Computer services and telecommunication expense	10,062	12,836	29,287	31,668
Advertising and marketing expense	2,558	3,084	8,964	8,926
Professional and legal expense	2,109	4,460	7,250	10,370
Other intangibles amortization expense	2,038	1,674	6,214	4,917
Branch exit and facilities impairment charges	2,773	(2,908)	8,680	(2,709)
Net loss (gain) recognized on other real estate owned and other related expenses	(86)	(721)	1,448	(809)
Other operating expenses	21,643	25,716	66,033	68,214
Total non-interest expenses	162,294	170,385	483,518	454,091
Income before income taxes	85,400	62,224	225,070	183,725
Income tax expense	24,557	17,805	65,224	56,780
Net income	60,843	44,419	159,846	126,945
Dividends on preferred shares	2,002	2,004	6,007	6,004
Net income available to common stockholders	$58,841	$42,415	$153,839	$120,941

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - (Continued)
(Amounts in thousands, except share and per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Common share data:
Basic earnings per common share	$0.70	$0.55	$1.84	$1.62
Diluted earnings per common share	0.69	0.54	1.81	1.60
Weighted average common shares outstanding for basic earnings per common share	83,891,175	77,506,885	83,799,694	74,780,943
Diluted weighted average common shares outstanding for diluted earnings per common share	84,779,797	78,683,170	84,775,952	75,727,580

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net income	$60,843	$44,419	$159,846	$126,945
Unrealized holding (gains) losses on investment securities, net of reclassification adjustments	(890)	(7,679)	9,143	15,603
Reclassification adjustment for amortization of unrealized gains on investment securities transferred to held to maturity from available for sale	(266)	(554)	(1,089)	(2,081)
Reclassification adjustments for gains included in net income	(83)	—	(451)	(269)
Other comprehensive (loss) income, before tax	(1,239)	(8,233)	7,603	13,253
Income tax expense (benefit) related to items of other comprehensive income (loss)	491	3,265	(3,021)	(5,267)
Other comprehensive (loss) income, net of tax	(748)	(4,968)	4,582	7,986
Comprehensive income	$60,095	$39,451	$164,428	$134,931

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2017 and 2016
(Amounts in thousands, except per share data) (Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Treasury Stock	Non-controlling Interest	Total Stock- holders’ Equity
Balance at December 31, 2015	$115,280	$756	$1,280,870	$731,812	$15,777	$(58,504)	$1,293	$2,087,284
Net income	—	—	—	126,945	—	—	139	127,084
Other comprehensive income, net of tax	—	—	—	—	7,986	—	—	7,986
Issuance of preferred and common stock due to business combination	1,227	97	383,775	—	—	—	—	385,099
Cash dividends declared on preferred shares	—	—	—	(6,004)	—	—	—	(6,004)
Cash dividends declared on common shares ($0.55 per share)	—	—	—	(42,984)	—	—	—	(42,984)
Restricted common stock activity, net of tax	—	1	(2,263)	—	—	750	—	(1,512)
Stock option activity, net of tax	—	1	272	—	—	(157)	—	116
Repurchase of common shares in connection with employee benefit plans and held in trust for deferred compensation plan	—	—	381	—	—	(4,173)	—	(3,792)
Stock-based compensation expense	—	—	12,573	—	—	—	—	12,573
Purchase of additional investment in subsidiary from minority owners	—	—	(1,267)	—	—	—	(1,069)	(2,336)
Distributions to non-controlling interest	—	—	—	—	—	—	(106)	(106)
Balance at September 30, 2016	$116,507	$855	$1,674,341	$809,769	$23,763	$(62,084)	$257	$2,563,408

Balance at December 31, 2016	$115,572	$856	$1,678,826	$838,892	$5,190	$(60,384)	$257	$2,579,209
Net income	—	—	—	159,846	—	—	—	159,846
Other comprehensive income, net of tax	—	—	—	—	4,582	—	—	4,582
Conversion of preferred stock to common stock	(292)	—	292	—	—	—	—	—
Cash dividends declared on preferred shares	—	—	—	(6,007)	—	—	—	(6,007)
Cash dividends declared on common shares ($0.61 per share)	—	—	—	(51,783)	—	—	—	(51,783)
Restricted common stock activity, net of tax	—	—	(6,829)	—	—	3,549	—	(3,280)
Stock option activity, net of tax	—	2	330	—	—	—	—	332
Repurchase of common shares in connection with employee benefit plans and held in trust for deferred compensation plan	—	—	605	—	—	(3,902)	—	(3,297)
Stock-based compensation expense	—	—	13,317	—	—	—	—	13,317
Purchase of additional investment in subsidiary from minority owners	—	—	(570)	—	—	—	(257)	(827)
Balance at September 30, 2017	$115,280	$858	$1,685,971	$940,948	$9,772	$(60,737)	$—	$2,692,092

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands) (Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash Flows From Operating Activities
Net income	$159,846	$126,945
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment and leased equipment	69,859	55,259
Branch exit and facilities impairment charges	8,680	(2,709)
Compensation expense for share-based payment plans	13,317	12,573
Net gain on sales of premises and equipment and leased equipment	(794)	(255)
Amortization of other intangibles	6,214	4,917
Provision for credit losses	17,950	16,941
Deferred income tax expense	37,574	26,208
Amortization of premiums and discounts on investment securities, net	30,124	34,968
Accretion of discounts on loans, net	(21,760)	(25,426)
Net gain on investment securities	(451)	(269)
Proceeds from sale of loans held for sale	3,665,709	4,601,291
Origination of loans held for sale	(3,629,230)	(4,694,890)
Net gain on sale of loans held for sale	(10,073)	(41,518)
Change in fair value of mortgage servicing rights	20,601	59,894
Net loss (gain) on other real estate owned	1,294	(1,823)
Net loss on other real estate owned related to FDIC-assisted transactions	103	448
Increase in cash surrender value of life insurance	(3,910)	(2,759)
Increase in other assets, net	(25,122)	(162,260)
(Decrease) increase in other liabilities, net	(49,043)	22,618
Net cash provided by operating activities	290,888	30,153
Cash Flows From Investing Activities
Proceeds from sales of investment securities available for sale	2,271	19,023
Proceeds from maturities and calls of investment securities available for sale	249,264	212,283
Purchases of investment securities available for sale	(66,402)	(19,905)
Proceeds from maturities and calls of investment securities held to maturity	105,065	115,040
Purchases of investment securities held to maturity	(36,877)	(12,690)
Purchases of non-marketable securities - FHLB and FRB stock	(135,479)	(15,999)
Redemption of non-marketable securities - FHLB and FRB stock	126,410	23
Net increase in loans	(1,100,271)	(780,864)
Purchases of mortgage servicing rights	(839)	(3,423)
Purchases of premises and equipment and leased equipment	(130,313)	(125,372)
Proceeds from sales of premises and equipment and leased equipment	20,860	5,194
Capital improvements on other real estate owned	—	(96)
Proceeds from sale of other real estate owned	18,432	8,081
Proceeds from sale of other real estate owned related to FDIC-assisted transactions	3,141	7,105
Net cash paid in business acquisition	—	(9,010)
Purchase of additional investment in subsidiary from minority owners	(827)	(2,336)
Net proceeds from FDIC related covered assets	(583)	(3,182)
Net cash used in investing activities	(946,148)	(606,128)
Cash Flows From Financing Activities
Net increase in deposits	304,696	384,628
Proceeds from short-term borrowings - FHLB advances	3,125,000	2,200,000
Principal paid on short-term borrowings - FHLB advances	(3,150,000)	(1,925,000)
Net increase in short-term borrowings	171,127	17,277
Proceeds from long-term borrowings	348,235	182,247
Principal paid on long-term borrowings	(104,310)	(136,877)
Treasury stock transactions, net	(3,238)	(3,792)
Stock options exercised	1,715	1,062
Dividends paid on preferred stock	(6,007)	(6,004)
Dividends paid on common stock	(51,711)	(42,748)
Net cash provided by financing activities	635,507	670,793
Net (decrease) increase in cash and cash equivalents	$(19,753)	$94,818
Cash and cash equivalents:
Beginning of period	463,469	381,441
End of period	$443,716	$476,259

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Amounts in thousands) (Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest paid to depositors and on other borrowed funds	$47,104	$26,952
Income tax (refunds) payments, net	(4,762)	4,576
Supplemental Schedule of Noncash Investing Activities:
Investment securities available for sale sold not settled	$—	$(9,741)
Investment securities held to maturity purchased not settled	2,433	440
Loans transferred to other real estate owned	6,467	3,566
Loans transferred to other real estate owned related to FDIC-assisted transactions	2,721	1,145
Loans transferred to repossessed assets	1,410	2,796
Operating leases rewritten as direct finance leases included as loans	1,484	642
Long-term borrowings transferred to short-term borrowings	150,000	150,000
Supplemental Schedule of Noncash Investing Activities From Acquisitions:
Noncash assets acquired:
Investment securities available for sale	$—	$505,564
Non-marketable securities - FHLB and FRB stock	—	16,000
Loans	1,846	1,952,826
Premises and equipment	—	39,061
Cash surrender value of life insurance	—	59,917
Goodwill	(1,113)	268,729
Core deposit intangible	—	25,500
Other real estate owned	—	4,148
Other assets	(733)	27,615
Total noncash assets acquired	$—	$2,899,360
Liabilities assumed:
Deposits	$—	$2,389,423
Short-term borrowings	—	48,305
Long-term borrowings	—	16,000
Junior subordinated notes issued to capital trusts	—	28,075
Other liabilities	—	23,477
Total liabilities assumed	$—	$2,505,280

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation

These unaudited consolidated financial statements include the accounts of MB Financial, Inc., a Maryland corporation (the “Company”), and its subsidiaries, including its wholly owned national bank subsidiary, MB Financial Bank, N.A. (“MB Financial Bank”), based in Chicago, Illinois. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows for the interim periods have been made. The results of operations for the nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year.
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

ASC Topic 606 "Revenue from Contracts with Customers." New authoritative accounting guidance under ASC Topic 606, "Revenue from Contracts with Customers" amended prior guidance to require an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and to provide clarification on identifying performance obligations and licensing implementation guidance. The new authoritative guidance was initially effective for reporting periods after January 1, 2017 but was deferred to January 1, 2018. The Company's revenue is comprised of interest income on financial assets, which is excluded from the scope of this new guidance, and non-interest income. The Company expects this new guidance will require it to change how certain recurring revenue streams are recognized within trust and asset management fees, card fees and lease financing revenue but does not expect these changes to have a significant impact on its statements of operations or financial condition. The Company continues to evaluate the impact of this guidance on other components of non-interest income. The Company expects to adopt this new guidance on January 1, 2018 with a cumulative effect adjustment to opening retained earnings, if such adjustment is deemed to be significant.

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

New authoritative accounting guidance under ASC Topic 815 "Derivatives and Hedging" also amended prior guidance to clarify what steps are required when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts, which is one of the criteria for bifurcating an embedded derivative. An entity is required to consider whether (1) the payoff is adjusted based on changes in an index, (2) the payoff is indexed to an underlying other than interest rates or credit risk, (3) the debt involves a substantial premium or discount, and (4) the call (put) option is contingently exercisable. An entity should apply this new authoritative guidance on a modified retrospective basis to existing debt instruments as of the beginning of the fiscal year for which the amendments are effective. The Company adopted this new authoritative guidance on January 1, 2017, and it did not have a significant impact on the Company's statements of operations or financial condition.

New authoritative accounting guidance under ASC Topic 815 "Derivatives and Hedging" amended prior guidance to better align an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The new authoritative guidance expands and refines hedge accounting for both nonfinancial and financial risk components. The new authoritative guidance will be effective for reporting periods after January 1, 2019 with early adoption permitted. This new authoritative guidance is not expected to have a significant impact on the Company's statements of operations or financial condition.

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

ASC Topic 326 "Financial Instruments - Credit Losses." New authoritative accounting guidance under ASC Topic 326 "Financial Instruments - Credit Losses" amended the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information for credit loss estimates. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The new authoritative guidance also requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected (net of the allowance for credit losses). In addition, the credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses rather than a write-down. The new authoritative guidance will be effective for reporting periods after January 1, 2020. The Company is evaluating the new guidance and expects it to have an impact on the Company's statements of operations and financial condition, the significance of which is not yet known. Due to the significant differences in the new authoritative guidance from the existing GAAP, the implementation of this guidance may result in material changes in our accounting for credit losses on the financial instruments. As part of the Company's evaluation process, it has established a steering committee and working group, including individuals from various functional areas, to assess processes, portfolio segmentation, system requirements and needed resources. The Company is also considering third-party consultants to assist in the evaluation process.

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

ASC Topic 310 "Receivables - Nonrefundable Fees and Other Costs." New authoritative accounting guidance under ASC Topic 310 "Receivables - Nonrefundable Fees and Other Costs" amends prior guidance by shortening the amortization period for certain callable debt securities held at a premium requiring the premium to be amortized to the earliest call date. The new authoritative guidance will be effective for reporting periods after January 1, 2019 with early adoption permitted. The Company is evaluating the new guidance and its impact on the Company's statements of operations and financial condition.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Distributed earnings allocated to common stock	$17,823	$16,114	$51,783	$42,984
Undistributed earnings	43,020	28,305	108,063	83,961
Net income	60,843	44,419	159,846	126,945
Less: preferred stock dividends	2,002	2,004	6,007	6,004
Net income available to common stockholders for basic earnings per common share	58,841	42,415	153,839	120,941
Plus: preferred stock dividends on convertible preferred stock	2	4	7	4
Less: earnings allocated to participating securities	1	2	3	6
Earnings allocated to common stockholders for diluted earnings per common share	$58,842	$42,417	$153,843	$120,939
Weighted average shares outstanding for basic earnings per common share	83,891,175	77,506,885	83,799,694	74,780,943
Dilutive effect of:
Stock options	502,794	491,238	564,541	378,420
Restricted shares and units	379,684	672,480	404,850	564,028
Convertible preferred stock	6,144	12,567	6,867	4,189
Total dilutive effect of equity awards and convertible preferred stock	888,622	1,176,285	976,258	946,637
Weighted average shares outstanding for diluted earnings per common share	84,779,797	78,683,170	84,775,952	75,727,580
Basic earnings per common share	$0.70	$0.55	$1.84	$1.62
Diluted earnings per common share	0.69	0.54	1.81	1.60

Note 4.	Business Combinations

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

The following table provides the unaudited pro forma information for the results of operations for the three and nine months ended September 30, 2016, as if the acquisition had occurred on January 1, 2016. The pro forma results combine the historical results of American Chartered into the Company's consolidated statement of operations including the impact of certain acquisition accounting adjustments including loan discount accretion, investment securities discount accretion, intangible assets amortization, deposit premium accretion and borrowing discount amortization. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2016. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, provision for credit losses, expense efficiencies or asset dispositions. The merger related expenses that have been recognized are included in net income in the table below.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2016	2016
(in thousands)
Total revenues (net interest income plus non-interest income)	$258,611	$735,408
Net income	50,029	149,111

Revenues and earnings of the acquired company since the acquisition date have not been disclosed as it is not practicable as American Chartered was merged into the Company and separate financial information is not readily available.

Note 5.	Investment Securities

Amortized cost and fair value of investment securities were as follows as of the dates indicated (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2017
Available for Sale
U.S. Government sponsored agencies and enterprises	$23,077	$69	$—	$23,146
States and political subdivisions	366,187	20,009	(367)	385,829
Residential mortgage-backed securities	878,167	4,773	(7,680)	875,260
Commercial mortgage-backed securities	86,411	1,097	(291)	87,217
Corporate bonds	114,581	450	(17)	115,014
Equity securities	11,177	—	(100)	11,077
Total Available for Sale	1,479,600	26,398	(8,455)	1,497,543
Held to Maturity
States and political subdivisions	888,576	35,952	(476)	924,052
Residential mortgage-backed securities	105,662	2,032	—	107,694
Total Held to Maturity	994,238	37,984	(476)	1,031,746
Total	$2,473,838	$64,382	$(8,931)	$2,529,289
December 31, 2016
Available for Sale
U.S. Government sponsored agencies and enterprises	$23,267	$148	$—	$23,415
States and political subdivisions	376,541	15,669	(845)	391,365
Residential mortgage-backed securities	988,744	5,741	(10,801)	983,684
Commercial mortgage-backed securities	91,949	1,221	(162)	93,008
Corporate bonds	193,164	1,426	(695)	193,895
Equity securities	11,000	—	(172)	10,828
Total Available for Sale	1,684,665	24,205	(12,675)	1,696,195
Held to Maturity
States and political subdivisions	910,608	21,609	(3,039)	929,178
Residential mortgage-backed securities	159,142	5,420	—	164,562
Total Held to Maturity	1,069,750	27,029	(3,039)	1,093,740
Total	$2,754,415	$51,234	$(15,714)	$2,789,935

The Company has no direct exposure to the State of Illinois in its investment securities portfolio, but approximately 20% of the state and political subdivisions portfolio consisted of securities issued by municipalities located in Illinois as of September 30, 2017. Approximately 95% of the state and political subdivisions securities were general obligation issues, and 27% were insured or had another form of credit enhancement as of September 30, 2017.

Unrealized losses on investment securities by length of time in a continuous unrealized loss position and the fair value of the related securities at September 30, 2017 were as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for Sale
States and political subdivisions	$1,364	$(4)	$19,044	$(363)	$20,408	$(367)
Residential mortgage-backed securities	308,732	(4,229)	222,269	(3,451)	531,001	(7,680)
Commercial mortgage-backed securities	9,602	(188)	11,445	(103)	21,047	(291)
Corporate bonds	—	—	9,978	(17)	9,978	(17)
Equity securities	11,077	(100)	—	—	11,077	(100)
Total Available for Sale	330,775	(4,521)	262,736	(3,934)	593,511	(8,455)
Held to Maturity
States and political subdivisions	38,118	(432)	2,329	(44)	40,447	(476)
Total	$368,893	$(4,953)	$265,065	$(3,978)	$633,958	$(8,931)

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

The total number of security positions in the investment portfolio in an unrealized loss position at September 30, 2017 was 397 compared to 615 at December 31, 2016. This decrease in total number of security positions in a continuous unrealized loss position from December 31, 2016 to September 30, 2017 was mainly attributable to the mortgage-backed securities in the investment securities portfolio. Declines in the fair value of available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) whether the Company is more likely than not to sell the security before recovery of its cost basis.

As of September 30, 2017, management does not have the intent to sell any of the securities in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of September 30, 2017, management believes the impairments detailed in the table above are temporary.

Changes in market interest rates can significantly influence the fair value of securities, and the fair value of our municipal securities portfolio would decline substantially if interest rates increase materially.

Net gains recognized on investment securities available for sale were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Realized gains	$83		$457	$323
Realized losses	—	—	(6)	(54)
Net gains	$83	$—	$451	$269

The amortized cost and fair value of investment securities as of September 30, 2017 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following maturity summary.

	Amortized	Fair
(In thousands)	Cost	Value
Available for sale:
Due in one year or less	$145,205	$145,902
Due after one year through five years	106,869	111,113
Due after five years through ten years	57,764	59,755
Due after ten years	194,007	207,219
Equity securities	11,177	11,077
Residential and commercial mortgage-backed securities	964,578	962,477
	1,479,600	1,497,543
Held to maturity:
Due in one year or less	41,530	41,588
Due after one year through five years	152,848	159,474
Due after five years through ten years	204,683	215,747
Due after ten years	489,515	507,243
Residential mortgage-backed securities	105,662	107,694
	994,238	1,031,746
Total	$2,473,838	$2,529,289

Investment securities with a carrying amount of $833.4 million at September 30, 2017 and $1.0 billion at December 31, 2016 were pledged as collateral on public deposits and for other purposes as required or permitted by law, while only $691.3 million and $756.5 million were required to be pledged at September 30, 2017 and December 31, 2016, respectively.

Note 6.	Loans

Loans consist of the following at (in thousands):

	September 30, 2017	December 31, 2016
Commercial loans	$4,793,838	$4,346,506
Commercial loans collateralized by assignment of lease payments	2,074,215	2,002,976
Commercial real estate	4,094,706	3,788,016
Residential real estate	1,433,595	1,060,828
Construction real estate	395,794	518,562
Indirect vehicle	655,213	541,680
Home equity	228,726	266,377
Other consumer loans	77,372	80,781
Total loans, excluding purchased credit-impaired loans	13,753,459	12,605,726
Purchased credit-impaired loans	131,919	163,077
Total loans	$13,885,378	$12,768,803

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

Commercial Loans. Commercial credit is extended primarily to emerging middle market and middle market customers. Such credits are typically comprised of working capital loans, loans for physical asset expansion, asset acquisition loans and other business loans. Loans to closely held businesses will generally be guaranteed in full or for a significant amount by the businesses' principal owners. Commercial loans are made based primarily on the historical cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not perform as forecasted and collateral securing loans may fluctuate in value due to economic or individual performance factors. Minimum standards and underwriting guidelines have been established for all commercial loan types. Asset-based loans, also included in commercial loans, are made to businesses with the primary source of repayment derived from payments on the related assets securing the loan. Collateral for these loans may include accounts receivable, inventory and equipment, and is monitored regularly to ensure ongoing sufficiency of collateral coverage and quality. The primary risk for these loans is a significant decline in collateral values due to general market conditions. Loan terms that mitigate these risks include typical industry amortization schedules, percentage of collateral advances, maintenance of cash collateral accounts and regular asset monitoring. Because of the national scope of our asset-based lending, the risk of these loans is also diversified by geography.

Commercial Loans Collateralized by Assignment of Lease Payments ("Lease Loans"). The Company makes lease loans to lessors where the underlying leases are with both investment grade and non-investment grade companies. Investment grade lessees are companies rated in one of the four highest categories by Moody's Investor Services. Whether or not companies fall into this category, each lease loan is considered on its individual merit based on the financial wherewithal of the lessee using financial information available at the time of underwriting. In addition, leases that transfer substantially all of the benefits and risk related to the equipment ownership are classified as direct finance leases and are included in lease loans.

Commercial Real Estate Loans. Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans. These loans are viewed primarily as property income based loans and the repayment of these loans is largely dependent on the successful operation of the property, which also serves as collateral for the loan. Loan performance may be adversely affected by factors impacting the general economy or conditions specific to the real estate market such as geographic location and/or property type.

Construction Real Estate Loans. The Company defines construction loans as loans where the loan proceeds are monitored by the Company and used exclusively for the improvement of real estate in which the Company holds a mortgage. Due to the inherent risk in this type of loan, these loans are subject to other industry specific policy guidelines outlined in the Company's Credit Risk Policy.

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

A collateral pledge agreement exists whereby at all times, the Company must keep on hand, free of all other pledges, liens, and encumbrances, loans with unpaid principal balances aggregating no less than 129% for qualifying first mortgage loans, 231% for home equity loans, 183% for qualifying commercial real estate loans and 108% for loans held for sale, of the outstanding advances from the Federal Home Loan Bank.  As of September 30, 2017 and December 31, 2016, the Company had $5.6 billion and $5.5 billion, respectively, of loans pledged as collateral for long-term Federal Home Loan Bank advances and third party letters of credit, while only $4.2 billion and $3.2 billion were required to be pledged at September 30, 2017 and December 31, 2016, respectively.

The following table presents the contractual aging of the recorded investment in past due loans by class of loans as of September 30, 2017 and December 31, 2016 (in thousands):

	Current	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Total
September 30, 2017
Commercial	$4,782,808	$5,438	$351	$5,241	$11,030	$4,793,838
Commercial collateralized by assignment of lease payments	2,059,556	10,488	3,810	361	14,659	2,074,215
Commercial real estate:
Healthcare	698,919	—	—	—	—	698,919
Industrial	856,630	—	—	755	755	857,385
Multifamily	608,254	959	—	569	1,528	609,782
Retail	508,048	1,021	—	258	1,279	509,327
Office	447,671	2,131	—	1,634	3,765	451,436
Other	964,855	1,896	87	1,019	3,002	967,857
Residential real estate	1,422,321	575	4,299	6,400	11,274	1,433,595
Construction real estate	395,226	568	—	—	568	395,794
Indirect vehicle	649,884	3,938	992	399	5,329	655,213
Home equity	222,804	1,743	753	3,426	5,922	228,726
Other consumer	77,109	89	79	95	263	77,372
Total loans, excluding purchased credit-impaired loans	13,694,085	28,846	10,371	20,157	59,374	13,753,459
Purchased credit-impaired loans	72,900	4,438	6,602	47,979	59,019	131,919
Total loans	$13,766,985	$33,284	$16,973	$68,136	$118,393	$13,885,378
Non-performing loan aging	$27,148	$1,179	$2,244	$20,044	$23,467	$50,615

December 31, 2016
Commercial	$4,337,348	$2,515	$156	$6,487	$9,158	$4,346,506
Commercial collateralized by assignment of lease payments	1,989,934	9,229	1,869	1,944	13,042	2,002,976
Commercial real estate:
Healthcare	582,450	—	—	—	—	582,450
Industrial	825,715	3,045	3,293	1,340	7,678	833,393
Multifamily	547,107	458	53	379	890	547,997
Retail	506,789	568	—	—	568	507,357
Office	405,992	350	475	6,381	7,206	413,198
Other	899,950	2,385	1,155	131	3,671	903,621
Residential real estate	1,041,189	8,248	3,409	7,982	19,639	1,060,828
Construction real estate	518,171	—	391	—	391	518,562
Indirect vehicle	537,221	2,836	1,062	561	4,459	541,680
Home equity	261,765	1,219	815	2,578	4,612	266,377
Other consumer	80,443	152	120	66	338	80,781
Total loans, excluding purchased credit-impaired loans	12,534,074	31,005	12,798	27,849	71,652	12,605,726
Purchased credit-impaired loans	86,169	6,546	6,600	63,762	76,908	163,077
Total loans	$12,620,243	$37,551	$19,398	$91,611	$148,560	$12,768,803
Non-performing loan aging	$28,364	$2,308	$978	$27,702	$30,988	$59,352

The following table presents the recorded investment in non-accrual loans and loans past due ninety days or more and still accruing by class of loans, excluding purchased credit-impaired loans, as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017		December 31, 2016
		Loans past due		Loans past due
	Non-accrual	90 days or more and still accruing	Non-accrual	90 days or more and still accruing
Commercial	$7,079	$—	$11,222	$1,406
Commercial collateralized by assignment of lease payments	1,054	360	1,364	1,197
Commercial real estate:
Healthcare	—	—	—	—
Industrial	2,215	—	276	1,064
Multifamily	1,110	—	2,662	—
Office	2,973	—	896	6,381
Retail	382	—	384	—
Other	1,058	15	83	21
Residential real estate	18,811	185	16,538	235
Construction real estate	—	—	—	—
Indirect vehicle	2,440	34	2,355	10
Home equity	12,803	—	13,187	—
Other consumer	1	95	7	64
Total	$49,926	$689	$48,974	$10,378

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

Loans not rated are included in groups of homogeneous loans with similar risk and loss characteristics and are not included in the table below. The following tables present the risk category of loans by class of loans based on the most recent analysis performed, excluding purchased credit-impaired loans, as of September 30, 2017 and December 31, 2016 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2017
Commercial	$4,556,245	$160,905	$76,688	$—	$4,793,838
Commercial collateralized by assignment of lease payments	2,053,456	12,405	8,354	—	2,074,215
Commercial real estate:
Healthcare	659,945	2,675	36,299	—	698,919
Industrial	830,106	15,401	11,878	—	857,385
Multifamily	601,515	151	8,116	—	609,782
Retail	505,004	1,566	2,757	—	509,327
Office	442,550	3,782	5,104	—	451,436
Other	893,589	46,688	27,580	—	967,857
Construction real estate	395,267	527	—	—	395,794
Total	$10,937,677	$244,100	$176,776	$—	$11,358,553
December 31, 2016
Commercial	$4,127,397	$113,838	$105,271	$—	$4,346,506
Commercial collateralized by assignment of lease payments	1,981,689	16,010	5,277	—	2,002,976
Commercial real estate:
Healthcare	545,663	32,251	4,536	—	582,450
Industrial	814,668	17,962	763	—	833,393
Multifamily	544,071	312	3,614	—	547,997
Retail	498,458	8,350	549	—	507,357
Office	404,811	5,299	3,088	—	413,198
Other	820,229	44,629	38,763	—	903,621
Construction real estate	518,562	—	—	—	518,562
Total	$10,255,548	$238,651	$161,861	$—	$10,656,060

Approximately $15.9 million and $17.3 million of the substandard loans were non-performing as of September 30, 2017 and December 31, 2016, respectively.

For residential real estate, home equity, indirect vehicle and other consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in those loan classes based on payment activity, excluding purchased credit-impaired loans, as of September 30, 2017 and December 31, 2016 (in thousands):

	Performing	Non-performing	Total
September 30, 2017
Residential real estate	$1,414,599	$18,996	$1,433,595
Indirect vehicle	652,739	2,474	655,213
Home equity	215,923	12,803	228,726
Other consumer	77,276	96	77,372
Total	$2,360,537	$34,369	$2,394,906
December 31, 2016
Residential real estate	$1,044,055	$16,773	$1,060,828
Indirect vehicle	539,315	2,365	541,680
Home equity	253,190	13,187	266,377
Other consumer	80,710	71	80,781
Total	$1,917,270	$32,396	$1,949,666

The recorded investment in residential mortgage loans secured by residential real estate properties (including purchased credit-impaired loans) for which foreclosure proceedings are in process totaled $46.1 million and $29.1 million at September 30, 2017 and December 31, 2016, respectively.

The following tables present loans individually evaluated for impairment by class of loans, excluding purchased credit-impaired loans, as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017
					Three Months Ended		Nine Months Ended
	Unpaid Principal Balance	Recorded Investment	Partial Charge-offs	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$2,997	$2,997	$—	$—	$2,470	$22	$4,064	$59
Commercial collateralized by assignment of lease payments	16	1	15	—	1	—	403	—
Commercial real estate:
Healthcare	—	—	—	—	—	—	—	—
Industrial	1,238	1,238	—	—	1,350	—	1,684	8
Multifamily	—	—	—	—	—	—	1,686	29
Retail	—	—	—	—	—	—	1,088	27
Office	1,860	1,856	4	—	1,903	6	1,715	12
Other	3,542	3,542	—	—	3,552	57	1,197	57
Residential real estate	750	718	32	—	—	—	—	—
Construction real estate	—	—	—	—	—	—	—	—
Indirect vehicle	572	349	223	—	621	10	396	20
Home equity	108	108	—	—	26	—	476	—
Other consumer	—	—	—	—	—	—	—	—
With an allowance recorded:
Commercial	7,645	7,645	—	1,012	8,406	29	8,481	202
Commercial collateralized by assignment of lease payments	920	920	—	585	500	14	168	14
Commercial real estate:
Healthcare	—	—	—	—	—	—	—	—
Industrial	3,254	3,243	11	432	3,293	34	2,213	66
Multifamily	569	569	—	234	565	—	379	—
Retail	—	—	—	—	—	—	1,799	28
Office	961	960	1	34	214	4	72	4
Other	591	591	—	155	115	—	39	—
Residential real estate	20,876	18,652	2,224	2,169	18,655	16	17,126	21
Construction real estate	—	—	—	—	—	—	—	—
Indirect vehicle	—	—	—	—	—	—	—	—
Home equity	29,648	27,360	2,288	2,562	27,421	12	27,820	39
Other consumer	—	—	—	—	—	—	—	—
Total	$75,547	$70,749	$4,798	$7,183	$69,092	$204	$70,806	$586

	December 31, 2016
					Year Ended
	Unpaid Principal Balance	Recorded Investment	Partial Charge-offs	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$9,056	$9,056	$—	$—	$5,944	$—
Commercial collateralized by assignment of lease payments	1,129	747	382	—	1,045	34
Commercial real estate:
Healthcare	—	—	—	—	—	—
Industrial	—	—	—	—	402	—
Multifamily	1,922	1,922	—	—	2,348	—
Retail	2,670	929	1,741	—	2,165	—
Office	—	—	—	—	256	—
Other	—	—	—	—	60	—
Residential real estate	—	—	—	—	—	—
Construction real estate	—	—	—	—	—	—
Indirect vehicle	223	122	101	—	252	—
Home equity	—	—	—	—	143	—
Other consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial	14,403	14,403	—	2,889	22,737	—
Commercial collateralized by assignment of lease payments	—	—	—	—	2,397	18
Commercial real estate:
Healthcare	—	—	—	—	—	—
Industrial	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Retail	3,592	3,592	—	354	6,827	—
Office	—	—	—	—	745	—
Other	—	—	—	—	235	—
Residential real estate	16,257	14,353	1,904	2,163	13,412	—
Construction real estate	—	—	—	—	—	—
Indirect vehicle	—	—	—	—	—	—
Home equity	31,104	28,790	2,314	2,930	28,677	—
Other consumer	—	—	—	—	—	—
Total	$80,356	$73,914	$6,442	$8,336	$87,645	$52

Impaired loans included accruing restructured loans of $32.9 million and $32.7 million that have been modified and are performing in accordance with those modified terms as of September 30, 2017 and December 31, 2016, respectively.  In addition, impaired loans included $24.4 million and $27.1 million of non-performing restructured loans as of September 30, 2017 and December 31, 2016, respectively.

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

The following table presents loans that were restructured during the three months ended September 30, 2017 (dollars in thousands):

	September 30, 2017
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Charge-offs and Specific Reserves
Performing:
Commercial real estate
Industrial	1	$387	$387	$—
Retail	2	337	337	—
Other	2	3,555	3,555	—
Home equity	1	19	19	1
Total	6	$4,298	$4,298	$1
Non-Performing:
Residential real estate	11	$2,775	$2,775	$739
Indirect vehicle	20	153	153	105
Home equity	1	15	15	1
Total	32	$2,943	$2,943	$845

The following table presents loans that were restructured during the nine months ended September 30, 2017 (dollars in thousands):

	September 30, 2017
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Charge-offs and Specific Reserves
Performing:
Commercial	5	$2,491	$2,491	$373
Commercial real estate
Industrial	3	3,174	3,174	—
Retail	2	337	337	—
Office	1	549	549	—
Other	3	3,703	3,703	—
Residential real estate	6	902	902	135
Home equity	4	97	97	7
Total	24	$11,253	$11,253	$515
Non-Performing:
Commercial	2	$676	$676	$—
Commercial real estate:
Multifamily	3	290	290	—
Retail	1	906	906	—
Residential real estate	28	5,155	5,155	1,182
Indirect vehicle	31	250	250	134
Home equity	4	608	608	58
Total	69	$7,885	$7,885	$1,374

The following table presents loans that were restructured during the three months ended September 30, 2016 (dollars in thousands):

	September 30, 2016
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Charge-offs and Specific Reserves
Performing:
Residential real estate	2	$101	$101	$18
Home equity	2	102	102	12
Total	4	$203	$203	$30
Non-Performing:
Commercial	3	$5,874	$5,874	$1,490
Residential real estate	4	484	484	85
Indirect vehicle	7	34	34	17
Home equity	5	489	489	72
Total	19	$6,881	$6,881	$1,664

The following table presents loans that were restructured during the nine months ended September 30, 2016 (dollars in thousands):

	September 30, 2016
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Charge-offs and Specific Reserves
Performing:
Commercial	1	$1,870	$1,870	$412
Residential real estate	2	101	101	18
Home equity	4	511	511	12
Total	7	$2,482	$2,482	$442
Non-Performing:
Commercial	7	$14,481	$14,481	$4,990
Residential real estate	6	639	639	85
Indirect vehicle	25	183	183	60
Home equity	28	3,600	3,600	138
Total	66	$18,903	$18,903	$5,273

Of the troubled debt restructurings entered into during the past twelve months, none subsequently defaulted during the nine months ended September 30, 2017.  Performing troubled debt restructurings are considered to have defaulted when they become 90 days or more past due post-restructuring or are placed on non-accrual status.

The following table presents the troubled debt restructurings activity during the nine months ended September 30, 2017 (in thousands):

	Performing	Non-performing
Beginning balance	$32,687	$27,068
Additions	11,253	7,885
Charge-offs	—	(520)
Principal payments, net	(1,001)	(4,601)
Removals	(11,546)	(3,429)
Transfer to other real estate owned	—	(590)
Transfers in	2,056	599
Transfers out	(599)	(2,056)
Ending balance	$32,850	$24,356

Loans removed from troubled debt restructuring status are those that were restructured in a previous calendar year at a market rate of interest and have performed in compliance with the modified terms.

The following table presents the type of modification for loans that have been restructured during the nine months ended September 30, 2017 (in thousands):

	September 30, 2017

	Extended
	Maturity,		Delay in
	Amortization	Extended	Payments and/or
	and Reduction	Maturity and/or	Reduction of
	of Interest Rate	Amortization	Interest Rate	Total
Commercial	$—	$3,167	$—	$3,167
Commercial collateralized by assignment of lease payments	—	—	—	—
Commercial real estate:
Healthcare	—	—	—	—
Industrial	—	3,174	—	3,174
Multifamily	—	290	—	290
Retail	—	906	337	1,243
Office	—	549	—	549
Other	—	3,703	—	3,703
Residential real estate	3,885	1,589	583	6,057
Construction real estate	—	—	—	—
Indirect vehicle	—	—	250	250
Home equity	—	35	670	705
Other consumer	—	—	—	—
Total	$3,885	$13,413	$1,840	$19,138

The following table presents the activity in the allowance for credit losses, balance in allowance for credit losses and recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2017 and 2016 (in thousands):

	Commercial	Commercial collateralized by assignment of lease payments	Commercial real estate	Residential real estate	Construction real estate	Indirect vehicle	Home equity	Other consumer	Unfunded commitments	Total
September 30, 2017
Allowance for credit losses:
Three Months Ended
Beginning balance	$43,783	$12,765	$63,247	$8,249	$15,263	$3,963	$4,750	$2,013	$2,264	$156,297
Charge-offs	235	188	31	541	—	1,097	439	299	—	2,830
Recoveries	719	—	1,432	38	502	498	149	82	—	3,420
Provision	1,715	240	935	94	(707)	1,317	422	489	12	4,517
Ending balance	$45,982	$12,817	$65,583	$7,840	$15,058	$4,681	$4,882	$2,285	$2,276	$161,404

Nine Months Ended
Beginning balance	$44,661	$12,238	$51,807	$5,971	$14,758	$3,421	$4,689	$1,821	$2,476	$141,842
Charge-offs	1,103	188	1,378	901	—	3,438	873	1,243	—	9,124
Recoveries	3,568	712	2,312	624	661	1,715	724	420	—	10,736
Provision	(1,144)	55	12,842	2,146	(361)	2,983	342	1,287	(200)	17,950
Ending balance	$45,982	$12,817	$65,583	$7,840	$15,058	$4,681	$4,882	$2,285	$2,276	$161,404
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,012	$585	$855	$2,169	$—	$—	$2,562	$—	$1,220	$8,403
Collectively evaluated for impairment	44,879	12,232	63,868	5,671	15,023	4,681	2,320	2,285	1,056	152,015
Acquired and accounted for under ASC 310-30 (1)	91	—	860	—	35	—	—	—	—	986
Total ending allowance balance	$45,982	$12,817	$65,583	$7,840	$15,058	$4,681	$4,882	$2,285	$2,276	$161,404

Loans:
Individually evaluated for impairment	$10,642	$921	$11,999	$19,370	$—	$349	$27,468	$—	$—	$70,749
Collectively evaluated for impairment	4,783,196	2,073,294	4,082,707	1,414,225	395,794	654,864	201,258	77,372	—	13,682,710
Acquired and accounted for under ASC 310-30 (1)	13,677	—	32,063	68,071	5,183	—	11,200	1,725	—	131,919
Total ending loans balance	$4,807,515	$2,074,215	$4,126,769	$1,501,666	$400,977	$655,213	$239,926	$79,097	$—	$13,885,378

	Commercial	Commercial collateralized by assignment of lease payments	Commercial real estate	Residential real estate	Construction real estate	Indirect vehicle	Home equity	Other consumer	Unfunded commitments	Total
September 30, 2016
Allowance for credit losses:
Three Months Ended
Beginning balance	$50,297	$10,549	$46,040	$4,800	$14,230	$3,100	$4,199	$2,399	$2,719	$138,333
Charge-offs	1,341	367	529	290	7	838	376	409	—	4,157
Recoveries	665	3	324	45	50	436	65	86	—	1,674
Provision	(3,894)	2,944	1,239	1,575	2,033	598	2,309	(407)	152	6,549
Ending balance	$45,727	$13,129	$47,074	$6,130	$16,306	$3,296	$6,197	$1,669	$2,871	$142,399

Nine Months Ended
Beginning balance	$39,316	$10,434	$45,475	$5,734	$15,113	$2,418	$7,374	$2,276	$3,368	$131,508
Charge-offs	2,126	3,288	2,601	1,134	151	2,420	1,233	1,216	—	14,169
Recoveries	1,997	520	2,761	151	94	1,400	576	620	—	8,119
Provision	6,540	5,463	1,439	1,379	1,250	1,898	(520)	(11)	(497)	16,941
Ending balance	$45,727	$13,129	$47,074	$6,130	$16,306	$3,296	$6,197	$1,669	$2,871	$142,399
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$5,401	$3,933	$363	$2,394	$—	$—	$3,252	$—	$737	$16,080
Collectively evaluated for impairment	40,161	9,196	46,235	3,736	16,249	3,296	2,945	1,669	2,134	125,621
Acquired and accounted for under ASC 310-30 (1)	165	—	476	—	57	—	—	—	—	698
Total ending allowance balance	$45,727	$13,129	$47,074	$6,130	$16,306	$3,296	$6,197	$1,669	$2,871	$142,399

Loans:
Individually evaluated for impairment	$19,284	$8,054	$6,530	$13,268	$—	$125	$27,276	$—	$—	$74,537
Collectively evaluated for impairment	4,366,528	1,865,326	3,788,271	985,559	451,023	522,146	248,012	77,956	—	12,304,821
Acquired and accounted for under ASC 310-30 (1)	22,913	—	41,286	66,698	14,131	—	13,886	2,424	—	161,338
Total ending loans balance	$4,408,725	$1,873,380	$3,836,087	$1,065,525	$465,154	$522,271	$289,174	$80,380	$—	$12,540,696

(1)	Loans acquired in business combinations and accounted for under ASC Subtopic 310-30 “Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality.”

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

During the nine months ended September 30, 2017, there was a provision for credit losses of $243 thousand and net charge-offs of $123 thousand in relation to purchased credit-impaired loans. There was $986 thousand and $866 thousand in allowance for loan and lease losses related to these purchased credit-impaired loans at September 30, 2017 and December 31, 2016, respectively.  The provision for credit losses and accompanying charge-offs are included in the table above.

Changes in the accretable yield for loans acquired and accounted for under ASC 310-30 were as follows for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Balance at beginning of period	$12,686	$13,160	$16,050	$12,596
Purchases	—	805	43	805
Accretion	(4,315)	(2,564)	(9,334)	(7,193)
Other (1)	3,453	2,523	5,065	7,716
Balance at end of period	$11,824	$13,924	$11,824	$13,924

(1)	Primarily includes discount transfers from non-accretable discount to accretable discount due to better than expected performance of loan pools acquired and accounted for under ASC 310-30.

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

The carrying amount of loans acquired through a business combination by loan pool type are as follows (in thousands):

September 30, 2017	Purchased Credit-Impaired Loans	Purchased Non-Credit-Impaired Loans	Total
Covered loans (1):
Consumer related	$15,658	$—	$15,658
Non-covered loans:
Commercial loans	13,677	353,489	367,166
Commercial loans collateralized by assignment of lease payments	—	50,629	50,629
Commercial real estate	32,063	873,179	905,242
Construction real estate	5,183	7,418	12,601
Consumer related	5,277	291,376	296,653
Total non-covered loans	56,200	1,576,091	1,632,291
Total acquired	$71,858	$1,576,091	$1,647,949

(1)	Covered loans refer to loans covered under loss-sharing agreements with the FDIC.

In addition to loans acquired through a business combination noted in the table above, consumer related purchased credit-impaired loans includes loans repurchased from GNMA of $60.1 million as of September 30, 2017.

Effective April 1, 2014, the losses on commercial related loans (commercial, commercial real estate and construction real estate) acquired in connection with the Heritage Community Bank ("Heritage") FDIC-assisted transaction ceased being covered under the loss-share agreement for that transaction. The carrying amount of those loans was $1.5 million as of September 30, 2017.

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

The losses on commercial related loans acquired in connection with the Benchmark Bank ("Benchmark") FDIC-assisted transaction ceased to be covered under the loss-share agreement for that transaction effective January 1, 2015. The carrying amount of those loans was $197 thousand as of September 30, 2017. Any recoveries, net of expenses, received on commercial related loans on which losses were incurred prior to January 1, 2015 will continue to be covered (and any such net recoveries must be shared with the FDIC in accordance with the loss-share agreements) through December 31, 2017. The losses on consumer related loans acquired in connection with the Benchmark FDIC-assisted transaction will continue to be covered under the loss-share agreements through December 31, 2019.

Effective July 1, 2015, the losses on commercial related loans acquired in connection with Broadway Bank ("Broadway") and New Century Bank ("New Century") FDIC-assisted transactions ceased to be covered under the loss-share agreements for those transactions. The carrying amount of those loans was $4.5 million as of September 30, 2017. Any recoveries, net of expenses, received on commercial related loans on which losses were incurred prior to July 1, 2015 will continue to be covered (and any such net recoveries must be shared with the FDIC in accordance with the loss-share agreements) through June 30, 2018. The losses on consumer related loans acquired in connection with the Broadway and New Century FDIC-assisted transactions will continue to be covered under the loss-share agreement through June 30, 2020.

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

The Company's annual assessment date is as of December 31. Goodwill is tested for impairment at the reporting unit level. The Company has three reporting units: Banking, Leasing and Mortgage Banking. No impairment losses were recognized during the nine months ended September 30, 2017 or 2016. The carrying amount of goodwill was $999.9 million and $1.0 billion at September 30, 2017 and December 31, 2016, respectively.

The following table presents the changes in the carrying amount of goodwill for the nine months ended September 30, 2017 (in thousands):

	Banking	Leasing	Mortgage Banking	Total
Balance at beginning of period	$960,398	$40,640	$—	$1,001,038
Goodwill from business combinations (1)	(1,113)	—	—	(1,113)
Balance at end of period	$959,285	$40,640	$—	$999,925

(1)	Due to the adjustments recognized for the American Chartered merger during the first quarter of 2017.

The Company has other intangible assets consisting of core deposit and client relationship intangibles that had a remaining weighted average amortization period of approximately 13 years as of September 30, 2017.

The following table presents the changes during the nine months ended September 30, 2017 in the carrying amount of core deposit and client relationship intangibles, and the gross carrying amount, accumulated amortization, and net book value as of September 30, 2017 (in thousands):

September 30, 2017
Balance at beginning of period	$62,959
Amortization expense	(6,214)
Balance at end of period	$56,745

Gross carrying amount	$112,820
Accumulated amortization	(56,075)
Net book value	$56,745

The following presents the estimated future amortization expense of other intangible assets (in thousands):

Year ending December 31,	Amount
2017	$1,979
2018	7,451
2019	5,674
2020	5,022
2021	4,790
Thereafter	31,829
$56,745

Note 8.	Deposits

The composition of deposits was as follows as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30,	December 31,
	2017	2016
Demand deposit accounts, non-interest bearing	$6,101,159	$6,408,169
NOW, money market and interest bearing deposits	4,842,097	4,543,004
Savings accounts	1,088,194	1,135,992
Certificates of deposit, $250,000 or more	1,430,706	1,144,121
Other certificates of deposit	952,988	879,162
Total	$14,415,144	$14,110,448

Certificates of deposit of $250,000 or more included $997.7 million and $795.0 million of brokered deposits at September 30, 2017 and December 31, 2016, respectively.  Brokered deposits typically consist of smaller individual time certificates that have the same liquidity characteristics and yields consistent with time certificates of $250,000 or more.

Note 9.	Short-Term Borrowings

Short-term borrowings were as follows as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017		December 31, 2016
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount
Customer repurchase agreements	0.26%	$222,915	0.22%	$237,538
Federal Home Loan Bank advances	1.22	1,400,000	0.63	1,275,000
Federal funds purchased	1.35	242,500	0.80	46,750
Line of credit	—	—	2.52	10,000
Total	1.12%	$1,865,415	0.59%	$1,569,288

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

The Company had Federal Home Loan Bank fixed rate advances with a maturity date less than one year of $1.4 billion at September 30, 2017 and $1.3 billion at December 31, 2016. At September 30, 2017, the interest rate on the advances outstanding on that date had rates ranging from 0.85% to 1.30% with maturities from October 2017 to June 2018. The Company has loans pledged as collateral on this FHLB advance. See Note 6. Loans of the notes to the consolidated financial statements.

On December 18, 2015, the Company entered into a $35.0 million unsecured line of credit at the holding company level with a correspondent bank. Interest is payable at a rate of one month LIBOR + 1.75%. No borrowings under the line of credit were outstanding as of September 30, 2017, and $10.0 million were outstanding as of December 31, 2016. The line of credit is scheduled to mature on June 30, 2018.

Note 10.	Long-Term Borrowings

Long-term borrowings were as follows as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017		December 31, 2016
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount
Federal Home Loan Bank advances	1.47%	$306,367	0.85%	$230,865
Notes payable	4.06	88,348	4.18	66,925
Term note	2.98	11,000	2.52	14,000
Total	2.08%	$405,715	1.64%	$311,790

The Company had Federal Home Loan Bank ("FHLB") advances with remaining contractual maturities greater than one year of $306.4 million at September 30, 2017 and $230.9 million at December 31, 2016. As of September 30, 2017, the advances had fixed terms with effective interest rates, net of discounts, ranging from 1.35% to 5.87% and maturities ranging from December 2018 to April 2035. The Company has loans pledged as collateral on these FHLB advances. See Note 6. Loans of the notes to the consolidated financial statements.

The Company had notes payable to banks totaling $73.6 million and $66.9 million at September 30, 2017 and December 31, 2016, respectively, which as of September 30, 2017, were accruing interest at rates ranging from 2.25% to 7.40%, with a weighted average rate of 4.28%.  Lease investments includes equipment with an amortized cost of $88.3 million and $79.6 million at September 30, 2017 and December 31, 2016, respectively, that is pledged as collateral on these notes. At September 30, 2017, the Company also had $14.8 million in other secured borrowings (included in the notes payable above) with a weighted average rate of 2.97%.

On August 24, 2016, the Company assumed a $16.0 million unsecured term loan at the holding company level with a correspondent bank through the American Chartered merger. Interest is payable at a rate of one month LIBOR + 1.75% and the loan matures on June 30, 2020. Principal payments of $1.0 million are due quarterly until maturity. As of September 30, 2017, $11.0 million of principal was outstanding.

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

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of September 30, 2017 (in thousands):

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

(3)
TAYC Capital Trust II was established by Taylor Capital Group, Inc. (“Taylor Capital”) prior to the Company's acquisition of Taylor Capital in 2014, and the junior subordinated notes issued by Taylor Capital to TAYC Capital Trust II were assumed by the Company upon completion of the acquisition. Principal balance and face value amounts associated with TAYC Capital Trust II do not include purchase accounting adjustments to such amounts, which in each case resulted in a remaining discount of $6.5 million at September 30, 2017.

(4)
American Chartered Statutory Trust I and American Chartered Statutory Trust II were established by American Chartered prior to the Company's acquisition of American Chartered in August 2016, and the junior subordinated notes issued by American Chartered to American Chartered Statutory Trust I and American Chartered Statutory Trust II were assumed by the Company upon completion of the acquisition. Principal balance and face value amounts associated with American Chartered Statutory Trust I and American Chartered Statutory Trust II do not include purchase accounting adjustments to such amounts, which in each case resulted in a remaining discount of $6.1 million at September 30, 2017.

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

At September 30, 2017 and December 31, 2016, the following financial instruments were outstanding, the contractual amounts of which represent off-balance sheet credit risk (in thousands):

	Contractual Amount
	September 30, 2017	December 31, 2016
Commitments to extend credit:
Home equity lines	$207,444	$235,279
Other commitments	3,914,154	3,679,259
Letters of credit:
Standby	183,396	185,386
Commercial	4,133	1,766

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

Both standby and commercial letters of credit may be issued for any length of time, but normally do not exceed a period of five years.  These letters of credit may also be extended or amended from time to time depending on the bank customer’s needs.  As of September 30, 2017, the maximum remaining term for any standby letters of credit was September 30, 2030.  A fee is charged to the bank customer and is recognized as income over the life of the letter of credit, unless considered non-rebatable under the terms of a letter of credit application.

At September 30, 2017, the aggregate contractual amount of these letters of credit, which represents the maximum potential amount of future payments that the Company would be obligated to pay, increased $377 thousand to $187.5 million from $187.2 million at December 31, 2016.  Of the $187.5 million in commitments outstanding at September 30, 2017, approximately $28.4 million of the letters of credit have been issued or renewed since December 31, 2016.

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

As of September 30, 2017, the Company had approximately $6.0 million in capital expenditure commitments outstanding which relate to various projects to renovate the corporate office space and branches.

Concentrations of credit risk:  As of September 30, 2017, approximately 20% of our investments in securities issued by states and political subdivisions were within the state of Illinois.  We did not hold any direct exposure to the state of Illinois as of September 30, 2017. Our commitments to extend credit are primarily related to commercial credits.  Standby letters of credit are granted primarily to commercial borrowers. Our asset-based loans are made to borrowers located throughout the United States. Lease banking provides banking services to lessors located throughout the United States. Our leasing subsidiaries originate leases to companies located throughout the United States. In addition, our mortgage segment and indirect vehicle lenders originate loans to borrowers located throughout the United States.

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

Mortgage Servicing Rights. The Company has elected to record its mortgage servicing rights at fair value. Mortgage servicing rights do not trade in an active market with readily observable prices. Accordingly, the Company determines the fair value of mortgage servicing rights by estimating the fair value of the future cash flows associated with the mortgage loans being serviced. Key economic assumptions used in measuring the fair value of mortgage servicing rights include, but are not limited to, prepayment speeds, discount rates, delinquencies and cost to service. The assumptions used in the model are validated on a regular basis. The fair value is validated on a quarterly basis with an independent third party. Any material discrepancies between the internal model and the third party validation are investigated and resolved by an internal committee. Due to the nature of the valuation inputs, mortgage servicing rights are classified in Level 3 of the fair value hierarchy.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2017
Financial assets
Securities available for sale:
U.S Government sponsored agencies and enterprises	$23,146	$—	$23,146	$—
States and political subdivisions	385,829	—	385,456	373
Residential mortgage-backed securities	875,260	—	875,195	65
Commercial mortgage-backed securities	87,217	—	87,217	—
Corporate bonds	115,014	—	115,014	—
Equity securities	11,077	11,077	—	—
Loans held for sale	722,754	—	722,754	—
Loans	14,481	—	14,481	—
Mortgage servicing rights	261,446	—	—	261,446
Assets held in trust for deferred compensation	20,103	20,103	—	—
Derivative financial instruments	36,018	2,366	31,713	1,939
Financial liabilities
Other liabilities (1)	20,103	20,103	—	—
Derivative financial instruments	39,915	1,583	38,332	—
December 31, 2016
Financial assets
Securities available for sale:
U.S. Government sponsored agencies and enterprises	$23,415	$—	$23,415	$—
States and political subdivisions	391,365	—	390,992	373
Residential mortgage-backed securities	983,684	—	983,513	171
Commercial mortgage-backed securities	93,008	—	93,008	—
Corporate bonds	193,895	—	193,895	—
Equity securities	10,828	10,828	—	—
Loans held for sale	716,883	—	716,883	—
Loans	16,273	—	16,273	—
Mortgage servicing rights	238,011	—	—	238,011
Assets held in trust for deferred compensation	18,723	18,723	—	—
Derivative financial instruments	44,586	7,687	33,739	3,160
Financial liabilities
Other liabilities (1)	18,723	18,723	—	—
Derivative financial instruments	63,885	2,046	61,839	—

(1)	Liabilities associated with assets held in trust for deferred compensation

The following table presents additional information about the unobservable inputs used in the fair value measurement of financial assets measured on a recurring basis that were categorized within the Level 3 of the fair value hierarchy:

	Fair Value at
	September 30, 2017	Valuation Technique	Unobservable Input	Range
	(in thousands)
States and political subdivisions	$373	Discounted cash flows	Credit assumption	45% - 50% Loss
Residential mortgage-backed securities	65	Discounted cash flows	Constant pre-payment rates (CPR)	1% - 3%
Mortgage servicing rights	261,446	Discounted cash flows	CPR	6.80% - 8.42%
			Discount rate	9.53 - 11.05
			Maturity (months)	323 - 358
			Delinquencies	2.16 - 4.82
			Costs to service	$ 67 - $ 227
			Additive delinquent costs to service	$ 175 - $ 1,000
Derivative financial instruments (mortgage	1,939	Sales cash flows	Expected closing ratio	70% - 95%
interest rate lock commitments)			Expected delivery price	98.41 bps - 108.57 bps

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

Key economic assumptions used in the measuring of the fair value of the mortgage servicing rights and the sensitivity of the fair value to immediate adverse changes in those assumptions at September 30, 2017 are presented in the following table. This table does not take into account the derivatives used to economically hedge the mortgage servicing rights.

(dollars in thousands, except for weighted average cost to service)	September 30, 2017
Weighted average CPR	7.58%
Impact on fair value of 10% adverse change	$9,030
Impact on fair value of 20% adverse change	18,615

Weighted average discount rate	9.81%
Impact on fair value of 10% adverse change	$11,673
Impact on fair value of 20% adverse change	24,415

Weighted average delinquency rate	4.57%
Impact on fair value of 10% adverse change	$1,567
Impact on fair value of 20% adverse change	3,499

Weighted average costs to service	$90.45
Impact on fair value of 10% adverse change	4,919
Impact on fair value of 20% adverse change	9,838

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2017. The Company's policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

The following table presents additional information about financial assets measured at fair value on a recurring basis for which the Company used significant unobservable inputs (Level 3):

	Nine Months Ended
	September 30,
	2017	2016	2017	2016	2017	2016
(in thousands)	Investment Securities		Mortgage Servicing Rights		Derivatives
Balance, beginning of period	$544	$773	$238,011	$168,162	$3,160	$3,822
Purchases	—	—	839	3,423	—	—
Originations	—	—	43,197	43,039	—	—
Included in earnings	—	—	(20,601)	(59,894)	(1,221)	8,739
Principal payments	(106)	(151)	—	—	—	—
Sales	—	—	—	—	—	—
Balance, ending of period	$438	$622	$261,446	$154,730	$1,939	$12,561

Financial Instruments Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain financial assets and financial liabilities at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or fair value that were recognized at fair value below cost at the end of the period.

Impaired Loans. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. Collateral values are estimated using Level 3 inputs based on customized discounting criteria. For a majority of impaired real estate loans where an allowance is established based on the fair value of collateral (100% at September 30, 2017), the Company obtains a current external appraisal. Other valuation techniques are used as well, including internal valuations, comparable property analysis and contractual sales information.

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

Assets measured at fair value on a nonrecurring basis as of September 30, 2017 and December 31, 2016 are included in the table below (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2017
Financial assets:
Impaired loans	$53,842	$—	$—	$53,842
Non-financial assets:
Foreclosed assets	18,334	—	—	18,334
December 31, 2016
Financial assets:
Impaired loans	$54,576	$—	$—	$54,576
Non-financial assets:
Foreclosed assets	31,607	—	—	31,607

The following table presents additional information about the unobservable inputs used in the fair value measurement of financial assets measured on a nonrecurring basis that were categorized within the Level 3 of the fair value hierarchy:

	Fair Value at	Valuation	Unobservable
	September 30, 2017	Technique	Input	Range
	(in thousands)
Impaired loans	$53,842	Appraisal of collateral	Appraisal adjustments	5% - 10%
Foreclosed assets	18,334	Appraisal of collateral	Appraisal adjustments	5% - 10%

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

The estimated fair values of financial instruments are as follows (in thousands):

	September 30, 2017
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Assets:
Cash and due from banks	$361,080	$361,080	$361,080	$—	$—
Interest earning deposits with banks	82,636	82,636	82,636	—	—
Investment securities available for sale	1,497,543	1,497,543	11,077	1,486,028	438
Investment securities held to maturity	994,238	1,031,746	—	1,031,746	—
Non-marketable securities - FHLB and FRB stock	152,345	152,345	—	—	152,345
Loans held for sale	722,754	722,754	—	722,754	—
Loans, net	13,726,250	13,928,427	—	14,481	13,913,946
Accrued interest receivable	61,962	61,962	61,962	—	—
Derivative financial instruments	36,018	36,018	2,366	31,713	1,939
Financial Liabilities:
Non-interest bearing deposits	$6,101,159	$6,101,159	$6,101,159	$—	$—
Interest bearing deposits	8,313,985	8,310,123	—	—	8,310,123
Short-term borrowings	1,865,415	1,865,796	—	—	1,865,796
Long-term borrowings	405,715	411,218	—	—	411,218
Junior subordinated notes issued to capital trusts	211,289	177,843	—	—	177,843
Accrued interest payable	5,680	5,680	5,680	—	—
Derivative financial instruments	39,915	39,915	1,583	38,332	—

	December 31, 2016
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and due from banks	$364,783	$364,783	$364,783	$—	$—
Interest earning deposits with banks	98,686	98,686	98,686	—	—
Investment securities available for sale	1,696,195	1,696,195	10,828	1,684,823	544
Investment securities held to maturity	1,069,750	1,093,740	—	1,093,740	—
Non-marketable securities - FHLB and FRB stock	143,276	143,276	—	—	143,276
Loans held for sale	716,883	716,883	—	716,883	—
Loans, net	12,629,437	12,747,107	—	16,273	12,730,834
Accrued interest receivable	59,024	59,024	59,024	—	—
Derivative financial instruments	44,586	44,586	7,687	33,739	3,160
Financial Liabilities:
Non-interest bearing deposits	$6,408,169	$6,408,169	$6,408,169	$—	$—
Interest bearing deposits	7,702,279	7,698,839	—	—	7,698,839
Short-term borrowings	1,569,288	1,569,314	—	—	1,569,314
Long-term borrowings	311,790	317,028	—	—	317,028
Junior subordinated notes issued to capital trusts	210,668	157,098	—	—	157,098
Accrued interest payable	4,288	4,288	4,288	—	—
Derivative financial instruments	63,885	63,885	2,046	61,839	—

Note 14.	Stock Incentive Plans

ASC Topic 718 requires that the grant date fair value of equity awards to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such award.

The following table summarizes the impact of the Company’s share-based payment plans in the financial statements for the periods shown (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Total compensation expense for share-based payment plans during the period	$4,393	$4,238	$13,317	$12,573
Amount of related income tax benefit recognized in income (1)	2,175	3,394	8,513	6,649
(1) Includes tax benefits recorded for the vesting of restricted shares and exercise of options.

The Company adopted the Omnibus Incentive Plan (the “Omnibus Plan”) in 1997.  On May 28, 2014, the Company’s stockholders approved the third amendment and restatement of the Omnibus Plan to add 3,100,000 authorized shares for a total of 11,400,000 shares of common stock authorized to be utilized in connection with awards under the Omnibus Plan to directors, officers, and employees of the Company or any of its subsidiaries. The number of shares authorized increased by 2,400,000 to 13,800,000 upon completion of the Taylor Capital merger.  Equity grants under the Omnibus Plan can be in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other stock-based awards.  Shares awarded in the form of restricted stock, restricted stock units, performance shares, performance units, or other stock-based awards generally will reduce the shares available under the Omnibus Plan on a 2-for-1 basis. No more than 10% of the total number of authorized shares may be issued with respect to awards granted after May 28, 2014, other than stock appreciation rights, stock options and performance-based awards, which at the date of grant are scheduled to fully vest prior to three years from the date of grant (although such awards may provide scheduled vesting earlier with respect to some of such shares and for acceleration of vesting as provided in the Omnibus Plan).  As of September 30, 2017, there were 2,924,386 shares available for future grants.

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

The following table summarizes changes in stock options for the nine months ended September 30, 2017:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2016	1,940,405	$27.45	5.31
Granted	163,818	45.53
Exercised	(327,970)	28.03
Expired	—	—
Forfeited or cancelled	(15,093)	31.95
Options outstanding as of September 30, 2017	1,761,160	$28.99	5.40	$28,356
Options exercisable as of September 30, 2017	1,167,465	$26.60	3.97	$21,522

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

 The following assumptions were used for options granted during the nine months ended September 30, 2017:

September 30, 2017
Risk-free interest rate	2.18%
Expected volatility of Company’s stock	22.71%
Expected dividend yield	1.68%
Expected life of options	5.8 years
Weighted average fair value per option of options granted during the year	$9.40

The total intrinsic value of options exercised during the nine months ended September 30, 2017 and 2016 was $5.2 million and $3.6 million, respectively.

The following is a summary of changes in restricted shares and units for the nine months ended September 30, 2017:

	Number of Shares and Units	Weighted Average Grant Date Fair Value
Shares and units outstanding at December 31, 2016	998,807	$31.20
Granted	379,962	45.77
Vested	(379,375)	30.63
Forfeited or cancelled	(21,506)	35.10
Shares and units outstanding at September 30, 2017	977,888	36.99

The total intrinsic value of restricted shares that vested during the nine months ended September 30, 2017 and 2016 was $17.4 million and $15.7 million, respectively.

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

As of September 30, 2017, there was $26.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share option and nonvested share awards) granted under the Omnibus Plan.  At September 30, 2017, the weighted-average period over which the unrecognized compensation expense is expected to be recognized was approximately two years.

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

Interest rate swap and foreign currency forward contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. The net amount payable or receivable under interest rate swaps is accrued as an adjustment to interest income.  The net amount payable as of September 30, 2017 and December 31, 2016 was approximately $1 thousand.  The Company's credit exposure on interest rate swaps is limited to the Company's net favorable value and interest payments of all swaps to each counterparty. In such cases, collateral is generally required from the counterparties involved if the net value of the swaps exceeds a nominal amount.  At September 30, 2017, the Company’s credit exposure relating to interest rate swaps was approximately $11.3 million, which is secured by the underlying collateral on customer loans.

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

The Company had fair value commercial loan interest rate swaps, to hedge its interest rate risk, with an aggregate notional amount of $70 thousand at September 30, 2017.  For fair value hedges, the changes in fair values of both the hedging derivative and the hedged item were recorded in current earnings as other income.

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

The Company’s derivative financial instruments are summarized below as of September 30, 2017 and December 31, 2016 (in thousands):

	Asset Derivatives				Liability Derivatives
	September 30, 2017		December 31, 2016		September 30, 2017		December 31, 2016
	Notional	Estimated	Notional	Estimated	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
Derivative instruments designated as hedges of fair value:
Interest rate swap contracts (1)	$—	$—	$—	$—	$70	$(1)	$107	$(4)
Stand-alone derivative instruments: (2)
Interest rate swap contracts	1,554,709	24,609	1,310,057	25,471	1,554,709	(24,609)	1,310,057	(25,471)
Interest rate options contracts	337,999	1,698	217,546	881	337,999	(1,698)	217,546	(881)
Foreign exchange contracts	35,672	2,157	40,641	4,429	34,837	(1,997)	40,505	(4,265)
Spot foreign exchange contracts	342	3	1,691	12	223	—	660	(5)
Mortgage related derivatives:
Interest rate swap contracts	413,000	3,246	383,000	2,946	1,223,000	(10,027)	1,458,000	(31,212)
Treasury futures contracts	42,500	74	15,500	41	45,000	(216)	—	—
TBA mortgage securities	—	—	—	—	140,000	(1,105)	55,000	(132)
Forward loan sale commitments	759,500	2,292	585,000	7,646	133,500	(262)	386,000	(1,915)
Interest rate lock commitments	555,375	1,939	543,901	3,160	—	—	—	—
Total stand-alone derivative instruments	3,699,097	36,018	3,097,336	44,586	3,469,268	(39,914)	3,467,768	(63,881)
Total	$3,699,097	$36,018	$3,097,336	$44,586	$3,469,338	$(39,915)	$3,467,875	$(63,885)

(1) Derivative instruments designated to hedge fixed-rate commercial real estate loans.
(2) These portfolio swaps are not designated as hedging instruments under ASC Topic 815.

Amounts included in other operating income in the consolidated statements of operations related to derivative financial instruments were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Derivative instruments designated as hedges of fair value:
Interest rate swap contracts	$—	$3	$2	$3
Stand-alone derivative instruments:
Interest rate swap contracts	3,276	5,296	6,749	5,260
Interest rate options contracts	—	(36)	—	—
Foreign exchange contracts	(70)	1,362	190	1,362
Spot foreign exchange contracts	629	6	2,036	6
Mortgage related derivatives	(11,625)	(8,118)	(22,067)	31,653
Total stand-alone derivative instruments	(7,790)	(1,490)	(13,092)	38,281
Total	$(7,790)	$(1,487)	$(13,090)	$38,284

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

Information about the Company's financial instruments that are eligible for offset in the consolidated balance sheet as of September 30, 2017 is summarized below (in thousands):

	Financial Assets			Financial Liabilities
	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
Derivatives:
Interest rate swap contracts, caps and floors	$7,583	$—	$7,583	$18,821	$—	$18,821
Foreign exchange contracts	748	—	748	1,636	—	1,636
Mortgage related derivatives	5,612	—	5,612	11,610	—	11,610
Total derivatives	13,943	—	13,943	32,067	—	32,067
Repurchase agreements	—	—	—	222,915	—	222,915
Total	$13,943	$—	$13,943	$254,982	$—	$254,982

	Financial Assets				Financial Liabilities
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
Derivatives:
Counterparty A	$4,941	$(4,941)	$—	$—	$12,399	$(4,941)	$(7,458)	$—
Counterparty B	2,276	(2,276)	—	—	9,044	(2,276)	(6,768)	—
Counterparty C	243	(243)	—	—	2,434	(243)	(2,191)	—
Other counterparties	6,483	(4,268)	—	2,215	8,190	(4,268)	(3,922)	—
Total derivatives	13,943	(11,728)	—	2,215	32,067	(11,728)	(20,339)	—
Repurchase agreements	—	—	—	—	222,915	—	(222,915)	—
Total	$13,943	$(11,728)	$—	$2,215	$254,982	$(11,728)	$(243,254)	$—

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

The following tables present summary financial information for the reportable segments (in thousands):

	Banking	Leasing	Mortgage Banking	Consolidated
Three months ended September 30, 2017
Net interest income	$142,888	$2,686	$11,373	$156,947
Provision for credit losses	3,637	399	481	4,517
Non-interest income	45,091	22,597	27,576	95,264
Non-interest expense (1)	112,977	14,535	34,782	162,294
Income tax expense	18,781	4,307	1,469	24,557
Net income	$52,584	$6,042	$2,217	$60,843
Total assets	$16,406,714	$1,307,459	$2,402,362	$20,116,535
Three months ended September 30, 2016
Net interest income	$119,685	$2,168	$8,918	$130,771
Provision for credit losses	4,394	1,964	191	6,549
Non-interest income	40,533	18,759	49,095	108,387
Non-interest expense (1)	117,211	12,604	40,570	170,385
Income tax expense	8,420	2,484	6,901	17,805
Net income	$30,193	$3,875	$10,351	$44,419
Total assets	$16,453,379	$1,126,847	$1,761,656	$19,341,882

(1)	Includes merger related and repositioning expenses of $1.6 million and $11.4 million in the Banking Segment for the three months ended September 30, 2017 and 2016, respectively.

	Banking	Leasing	Mortgage Banking	Consolidated
Nine months ended September 30, 2017
Net interest income	$410,319	$7,300	$31,365	$448,984
Provision for credit losses	16,054	674	1,222	17,950
Non-interest income	130,460	62,240	84,854	277,554
Non-interest expense (1)	337,185	41,815	104,518	483,518
Income tax expense	50,103	10,951	4,170	65,224
Net income	$137,437	$16,100	$6,309	$159,846
Total assets	$16,406,714	$1,307,459	$2,402,362	$20,116,535
Nine months ended September 30, 2016
Net interest income	$341,445	$7,002	$24,230	$372,677
Provision for credit losses	14,390	2,045	506	16,941
Non-interest income	112,221	53,670	116,189	282,080
Non-interest expense (1)	307,733	35,916	110,442	454,091
Income tax expense	36,120	8,872	11,788	56,780
Net income	$95,423	$13,839	$17,683	$126,945
Total assets	$16,453,379	$1,126,847	$1,761,656	$19,341,882

(1)	Includes merger related and repositioning expenses of $9.0 million and $17.2 million in the Banking Segment for the nine months ended September 30, 2017 and 2016, respectively.

Note 17.	Preferred Stock

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

On August 24, 2016, in connection with the American Chartered merger, the Company issued one share of its Cumulative Voting Convertible Preferred Stock, Series B ("Company Series B Preferred Stock"), in exchange for each of the 525 shares of American Chartered's Series D Preferred Stock outstanding immediately prior to the merger whose holders did not elect to receive the same consideration in the Merger as holders of American Chartered Common Stock, based on the number of shares of American Chartered Common Stock into which each such share of American Chartered Series D Preferred Stock would otherwise then be convertible. Holders of the Company Series B Preferred Stock were entitled to receive cumulative cash dividends on the liquidation preference amount, which was $1,000 per share, at a rate of 8.00% per annum, had the right to vote on all matters upon which holders of the Company's common stock were entitled to vote and had the right to convert each share into shares of the Company's common stock at any time. The Company Series B Preferred stock had a mandatory conversion date of September 20, 2017. The Company Series B Preferred Stock was included in Tier 2 capital for regulatory capital purposes. During the fourth quarter of 2016, 400 shares of the Company Series B Preferred stock were voluntarily converted by the holders of such shares into shares of the Company's common stock. On September 20, 2017, the remaining 125 shares of the Company Series B Preferred stock were converted into shares of the Company's common stock pursuant to the mandatory conversion provision referred to above.

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

The Company had net income of $60.8 million for the three months ended September 30, 2017 compared to $44.4 million for the three months ended September 30, 2016. Net income available to common stockholders was $58.8 million for the three months ended September 30, 2017 compared to $42.4 million for the three months ended September 30, 2016. Fully diluted earnings per common share were $0.69 for the three months ended September 30, 2017 compared to $0.54 per common share for the three months ended September 30, 2016.

The Company had net income of $159.8 million for the nine months ended September 30, 2017 compared to $126.9 million for the nine months ended September 30, 2016. Net income available to common stockholders was $153.8 million for the nine months ended September 30, 2017 compared to $120.9 million for the nine months ended September 30, 2016. Fully diluted earnings per common share were $1.81 for the nine months ended September 30, 2017 compared to $1.60 per common share for the nine months ended September 30, 2016.

The results of operations for the three months ended September 30, 2017 and 2016 were impacted by $1.6 million and $11.4 million in merger related and repositioning expenses, respectively, and the results of operations for the nine months ended September 30, 2017 and 2016 were impacted by $9.0 million and $17.2 million in merger related and repositioning expenses, respectively. See "Non-interest Expenses" section for a detailed schedule of merger related and repositioning expenses.

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

Residual Value of Our Direct Finance, Leveraged, and Operating Leases.  Lease residual value represents the present value of the estimated fair value of the leased equipment at the termination date of the lease.  Realization of these residual values depends on many factors, including management’s use of estimates, assumptions, and judgment to determine such values.  Several other factors outside of management’s control may reduce the residual values realized, including general market conditions at the time of expiration of the lease, whether there has been technological or economic obsolescence or unusual wear and tear on, or use of, the equipment and the cost of comparable equipment.  If, upon the expiration of a lease, we sell the equipment and the amount realized is less than the recorded value of the residual interest in the equipment, we will recognize a loss reflecting the difference.  On a quarterly basis, management reviews the lease residuals for potential impairment.  If we fail to realize our aggregate recorded residual values, our financial condition and profitability could be adversely affected. The aggregate residual value of the equipment leased under our direct finance, leveraged, and operating leases totaled $196.9 million at September 30, 2017 and $178.4 million at December 31, 2016.  See Note 1 and Note 6 to the audited consolidated financial statements contained in our Annual Report Form 10-K for the year ended December 31, 2016 for additional information.

Income Tax Accounting.  ASC Topic 740 provides guidance on accounting for income taxes by prescribing the minimum recognition threshold that a tax position must meet to be recognized in the financial statements. ASC Topic 740 also provides guidance on measurement, recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of September 30, 2017, the Company had $113 thousand in uncertain tax positions.  The Company elects to treat interest and penalties recognized for the underpayment of income taxes as income tax expense.  However, interest and penalties imposed by taxing authorities on issues specifically addressed in ASC Topic 740 will be taken out of the tax reserves up to the amount allocated to interest and penalties.  The amount of interest and penalties exceeding the amount allocated in the tax reserves will be treated as income tax expense.  The application of income tax law is inherently complex.  Laws and regulations in this area are voluminous and are often ambiguous.  As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures.  Interpretations of, and guidance surrounding income tax laws and regulations change over time.  As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations.

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

The Company’s annual assessment date for goodwill impairment testing is as of December 31. Goodwill is tested for impairment at the reporting unit level. The Company has three reporting units: banking, leasing and mortgage banking.  No impairment losses were recognized during the nine months ended September 30, 2017 or 2016. We are not aware of any events or circumstances subsequent to our annual goodwill impairment testing date of December 31, 2016 that would indicate impairment of goodwill at September 30, 2017. The carrying amount of goodwill was $999.9 million and $1.0 billion at September 30, 2017 and December 31, 2016, respectively. The change in the carrying amount of goodwill from December 31, 2016 was due to adjustments recognized for the American Chartered merger.

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

We have revised the method of annualizing interest income and interest expense for the calculation of net interest margin, net interest margin on a fully tax equivalent basis and net interest margin on a fully tax equivalent basis excluding the effect of acquisition accounting discount accretion on loans acquired through the bank mergers to take into account the day count interest payment convention at the interest earning asset or interest bearing liability level. Among the most common conventions are 30/360 or 365, actual/360 or 365, and actual/actual. Prior period net interest margin, net interest margin on a fully tax equivalent basis and net interest margin on a fully tax equivalent basis excluding the effect of acquisition accounting discount accretion on loans acquired through bank mergers have been revised to reflect this change in method and have decreased by approximately three to four basis points compared to what was previously reported for the three and nine months ended September 30, 2016.

	Three Months Ended September 30,
(dollars in thousands)	2017			2016
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans held for sale	$725,899	$6,651	3.67%	$835,953	$7,074	3.38%
Loans (1) (2)	13,288,369	148,788	4.41	10,697,141	111,601	4.11
Loans exempt from federal income taxes (3)	321,284	4,050	4.93	374,126	4,378	4.58
Taxable investment securities	1,445,619	8,440	2.34	1,592,547	8,844	2.22
Investment securities exempt from federal income taxes (3)	1,255,025	14,971	4.77	1,318,855	15,972	4.84
Federal funds sold	38	0	1.74	36	0	1.00
Other interest earning deposits	147,065	327	0.88	103,061	164	0.63
Total interest earning assets	17,183,299	$183,227	4.21	14,921,719	$148,033	3.92
Non-interest earning assets	2,762,556			2,326,712
Total assets	$19,945,855			$17,248,431
Interest Bearing Liabilities:
Deposits:
NOW, money market and interest bearing deposits	$4,740,210	$4,485	0.38%	$4,161,913	$2,299	0.22%
Savings deposits	1,094,625	289	0.10	1,080,609	231	0.09
Time deposits	2,239,088	6,091	1.08	1,959,989	4,151	0.84
Short-term borrowings	1,838,284	5,148	1.11	1,144,899	1,092	0.38
Long-term borrowings and junior subordinated notes	553,924	3,610	2.50	599,133	2,367	1.54
Total interest bearing liabilities	10,466,131	$19,623	0.74	8,946,543	$10,140	0.45
Non-interest bearing deposits	6,337,955			5,524,043
Other non-interest bearing liabilities	479,488			461,243
Stockholders’ equity	2,662,281			2,316,602
Total liabilities and stockholders’ equity	$19,945,855			$17,248,431
Net interest income/interest rate spread (4)		$163,604	3.47%		$137,893	3.47%
Less: taxable equivalent adjustment		6,657			7,122
Net interest income, as reported		$156,947			$130,771
Net interest margin (5)			3.60%			3.46%
Tax equivalent effect			0.16%			0.19%
Net interest margin on a fully tax equivalent basis (non-GAAP) (5)			3.76%			3.65%
Effect of acquisition accounting discount accretion on loans acquired through bank mergers			(0.20)%			(0.18)%
Net interest margin on a fully tax equivalent basis, excluding the effect of acquisition accounting discount accretion on loans acquired through bank mergers (non-GAAP)			3.56%			3.47%

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

Net interest income on a fully tax equivalent basis increased $25.7 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 due to higher average loan balances, as a result of the loans acquired through the American Chartered merger and loan growth in the legacy portfolio, and higher loan yields partly offset by higher funding costs. The net interest margin, expressed on a fully tax equivalent basis, was 3.76% for the third quarter of 2017 and 3.65% for the third quarter of 2016. Net interest income in the third quarter of 2017 included interest income of $7.9 million resulting from accretion of the acquisition accounting discount recorded on loans acquired in bank mergers compared to $6.2 million in the third quarter of 2016. Excluding the accretion of the acquisition accounting discount recorded on loans acquired in bank mergers, our net interest margin on a fully tax equivalent basis would have been 3.56% and 3.47% for the three months ended September 30, 2017 and September 30, 2016, respectively. The increase in our net interest margin on a fully tax equivalent basis was due to higher loan yields partly offset by increased funding costs.

	Nine Months Ended September 30,
(dollars in thousands)	2017			2016
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans held for sale	$626,000	$17,118	3.65%	$741,880	$19,351	3.48%
Loans (1) (2)	12,817,685	415,485	4.29	9,944,457	314,478	4.18
Loans exempt from federal income taxes (3)	351,763	12,773	4.79	360,284	12,574	4.59
Taxable investment securities	1,525,546	26,279	2.30	1,528,251	26,209	2.29
Investment securities exempt from federal income taxes (3)	1,265,378	45,449	4.79	1,340,185	48,926	4.87
Federal funds sold	74	1	1.41	38	0	1.00
Other interest earning deposits	121,783	753	0.83	105,660	430	0.54
Total interest earning assets	16,708,229	$517,858	4.11	14,020,755	$421,968	3.98
Non-interest earning assets	2,741,325			2,142,106
Total assets	$19,449,554			$16,162,861
Interest Bearing Liabilities:
Deposits:
NOW and money market deposit	$4,592,898	$10,391	0.30%	$4,036,193	$6,434	0.21%
Savings deposit	1,113,044	789	0.09	1,024,050	564	0.07
Time deposits	2,146,564	15,953	0.99	1,856,635	11,257	0.81
Short-term borrowings	1,678,537	11,440	0.91	1,051,802	2,723	0.35
Long-term borrowings and junior subordinated notes	532,176	9,923	2.42	613,998	6,788	1.44
Total interest bearing liabilities	10,063,219	$48,496	0.64	8,582,678	$27,766	0.43
Non-interest bearing deposits	6,294,974			4,980,904
Other non-interest bearing liabilities	465,268			416,667
Stockholders’ equity	2,626,093			2,182,612
Total liabilities and stockholders’ equity	$19,449,554			$16,162,861
Net interest income/interest rate spread (4)		$469,362	3.47%		$394,202	3.55%
Less: taxable equivalent adjustment		20,378			21,525
Net interest income, as reported		$448,984			$372,677
Net interest margin (5)			3.56%			3.52%
Tax equivalent effect			0.16%			0.20%
Net interest margin on a fully tax equivalent basis (non-GAAP) (5)			3.72%			3.72%
Effect of acquisition accounting discount accretion on loans acquired through bank mergers			(0.19)%			(0.22)%
Net interest margin on a fully tax equivalent basis, excluding the effect of acquisition accounting discount accretion on loans acquired through bank mergers (non-GAAP)			3.53%			3.50%

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

Net interest income on a fully tax equivalent basis increased $75.2 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 due to higher average loan balances, as a result of the loans acquired through the American Chartered merger and loan growth in the legacy portfolio, partly offset by higher funding costs. The net interest margin, expressed on a fully tax equivalent basis, was 3.72% for the nine months ended September 30, 2017 and September 30, 2016. Net interest income in the nine months ended September 30, 2017 included interest income of $21.8 million resulting from accretion of the acquisition accounting discount recorded on loans acquired in bank mergers compared to $21.2 million in the nine months ended September 30, 2016. Excluding the accretion of the acquisition accounting discount recorded on loans acquired in bank mergers, our net interest margin on a fully tax equivalent basis would have been 3.53% for the nine months ended September 30, 2017 and 3.50% for the nine months ended September 30, 2016.

Non-interest Income

The following table presents non-interest income for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 (in thousands):

	Three Months Ended
	September 30,
	2017	2016	Increase/ (Decrease)	Percentage Change
Non-interest income:
Mortgage banking revenue	$27,575	$49,095	$(21,520)	(43.8)%
Lease financing revenue, net	23,148	18,864	4,284	22.7
Commercial deposit and treasury management fees	14,508	12,957	1,551	12.0
Trust and asset management fees	8,702	8,244	458	5.6
Card fees	4,585	4,161	424	10.2
Capital markets and international banking fees	4,870	3,313	1,557	47.0
Consumer and other deposit service fees	3,424	3,559	(135)	(3.8)
Brokerage fees	1,004	1,294	(290)	(22.4)
Loan service fees	2,114	1,792	322	18.0
Increase in cash surrender value of life insurance	1,321	1,055	266	25.2
Net gain on investment securities	83	—	83	—
Net loss on disposal of other assets	(180)	5	(185)	N/M
Other operating income	4,110	4,048	62	1.5
Total non-interest income	$95,264	$108,387	$(13,123)	(12.1)%
N/M - Not meaningful

Non-interest income decreased by $13.1 million, or 12.1%, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

•	Mortgage banking revenue decreased due to lower mortgage origination volume and gain on sale margin.

•	Lease financing revenue increased due to higher fees from the sale of third-party equipment maintenance contracts and promotional income partly offset by lower residual gains.

•	Commercial deposit and treasury management fees increased due to new customer activity as well as the increased customer base from the American Chartered merger.

•	Capital markets and international banking fees increased due to higher swap fees.

The following table presents non-interest income for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 (in thousands):

	Nine Months Ended
	September 30,
	2017	2016	Increase/ (Decrease)	Percentage Change
Non-interest income:
Mortgage banking revenue	$84,853	$116,192	$(31,339)	(27.0)%
Lease financing revenue, net	62,967	53,618	9,349	17.4
Commercial deposit and treasury management fees	43,696	36,383	7,313	20.1
Trust and asset management fees	25,720	24,430	1,290	5.3
Card fees	13,564	11,731	1,833	15.6
Capital markets and international banking fees	11,709	9,311	2,398	25.8
Consumer and other deposit service fees	10,072	9,745	327	3.4
Brokerage fees	3,379	3,767	(388)	(10.3)
Loan service fees	6,120	5,505	615	11.2
Increase in cash surrender value of life insurance	3,910	2,759	1,151	41.7
Net gain on investment securities	451	269	182	67.7
Net loss on sale of assets	(307)	(45)	(262)	582.2
Other operating income	11,420	8,415	3,005	35.7
Total non-interest income	$277,554	$282,080	$(4,526)	(1.6)%

Non-interest income decreased by $4.5 million, or 1.6%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

•
Mortgage banking revenue decreased due to lower mortgage origination volume, gain on sale margin and mortgage servicing revenue. Mortgage servicing revenue for the nine months ended September 30, 2016 was positively impacted by the fair value changes of mortgage servicing rights net of the related economic hedge activity.

•	Lease financing revenue increased due to higher rental income, fees from the sale of third-party equipment maintenance contracts and promotional income.

•	Commercial deposit and treasury management fees increased due to new customer activity as well as the increased customer base from the American Chartered merger.

•	Trust and asset management fees increased due to the addition of new customers.

•	Card fees increased due to higher credit and debit card fees as a result of increased volume.

•	Capital markets and international banking fees increased due to higher swap and international banking fees.

•
Other operating income increased due to an increase in the market value of assets held for deferred compensation and recoveries of a low to moderate income real estate investment that was previously written off.

Non-interest Expenses

The following table presents non-interest expense for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 (in thousands):

	Three Months Ended
	September 30,
	2017	2016	Increase/ (Decrease)	Percentage Change
Non-interest expenses:
Salaries and employee benefits expense	$105,815	$111,478	$(5,663)	(5.1)%
Occupancy and equipment expense	15,382	14,766	616	4.2
Computer services and telecommunication expense	10,062	12,836	(2,774)	(21.6)
Advertising and marketing expense	2,558	3,084	(526)	(17.1)
Professional and legal expense	2,109	4,460	(2,351)	(52.7)
Other intangibles amortization expense	2,038	1,674	364	21.7
Branch exit and facilities impairment charges	2,773	(2,908)	5,681	(195.4)
Net gain recognized on other real estate owned and other expense	(86)	(721)	635	(88.1)
Other operating expenses	21,643	25,716	(4,073)	(15.8)
Total non-interest expenses	$162,294	$170,385	$(8,091)	(4.7)%

Non-interest expenses decreased by $8.1 million, or 4.7%, for the three months ended September 30, 2017 from the three months ended September 30, 2016. Non-interest expenses include $1.6 million and $11.4 million in merger related and repositioning expenses for the three months ended September 30, 2017 and 2016, respectively.

The following table presents the detail of the merger related and repositioning expenses for the three months ended September 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended
	September 30,
	2017	2016
Merger related and repositioning expenses (1):
Salaries and employee benefits	$988	$8,684
Occupancy and equipment expense	—	104
Computer services and telecommunication expense	(31)	3,105
Advertising and marketing expense	—	53
Professional and legal expense	—	1,681
Branch exit and facilities impairment charges (2)	1,014	(2,908)
Other operating expenses	(392)	649
Total merger related and repositioning expenses	$1,579	$11,368

(1)	Primarily includes costs incurred in connection with the American Chartered merger.

(2)
Includes costs associated with office space reconfiguration in the third quarter of 2017 and a reversal of an exit cost due to a favorable lease termination in the third quarter of 2016 on a branch acquired through the Taylor Capital merger.

Explanations for changes other than merger related and repositioning expenses are as follows:

•	Salaries and employee benefits expense increased due to annual pay increases, new hires and increased staff from the American Chartered merger.

•	Occupancy and equipment expense increased due to higher depreciation and property tax expenses.

•	Professional and legal expense decreased due to lower legal fees.

•	Branch exit and facilities impairment charges increased due to the closing of four branches in the third quarter of 2017.

•	Higher gains were recognized on other real estate properties in the third quarter of 2016 compared to the third quarter of 2017.

•	Other operating expenses decreased due to the $4.0 million contribution to MB Financial Charitable Foundation made in the three months ended September 30, 2016.

The following table presents non-interest expense for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 (in thousands):

	Nine Months Ended
	September 30,
	2017	2016	Increase/ (Decrease)	Percentage Change
Non-interest expenses:
Salaries and employee benefits	$309,932	$292,073	$17,859	6.1%
Occupancy and equipment expense	45,710	41,441	4,269	10.3
Computer services and telecommunication expense	29,287	31,668	(2,381)	(7.5)
Advertising and marketing expense	8,964	8,926	38	0.4
Professional and legal expense	7,250	10,370	(3,120)	(30.1)
Other intangibles amortization expense	6,214	4,917	1,297	26.4
Branch exit and facilities impairment charges	8,680	(2,709)	11,389	(420.4)
Net loss (gain) recognized on other real estate owned and other expense	1,448	(809)	2,257	(279.0)
Other operating expenses	66,033	68,214	(2,181)	(3.2)
Total non-interest expenses	$483,518	$454,091	$29,427	6.5%

Non-interest expenses increased by $29.4 million, or 6.5%, for the nine months ended September 30, 2017 from the nine months ended September 30, 2016. Non-interest expenses include $9.0 million and $17.2 million in merger related and repositioning expenses for the nine months ended September 30, 2017 and 2016, respectively.

The following table presents the detail of the merger related and repositioning expenses for the nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Nine Months Ended
	September 30,
	2017	2016
Merger related and repositioning expenses (1):
Salaries and employee benefits	$2,154	$9,089
Occupancy and equipment expense	10	112
Computer services and telecommunication expense	230	3,921
Advertising and marketing expense	—	117
Professional and legal expense	100	1,879
Branch exit and facilities impairment charges (2)	6,921	(2,864)
Contingent consideration expense - Celtic acquisition (3)	—	2,703
Other operating expenses	(412)	2,264
Total merger related and repositioning expenses	$9,003	$17,221

(1)	Primarily includes costs incurred in connection with the American Chartered merger.

(2)
Includes costs associated with office space reconfiguration in the third quarter of 2017, exit charges on branches closed in the second quarter of 2017 as a result of the American Chartered merger, a gain on the sale of a branch in the first quarter of 2017 and a reversal of an exit cost due to a favorable lease termination in the third quarter of 2016 on a branch acquired through the Taylor Capital merger.

(3)
Includes an increase in our contingent consideration accrual for our acquisition of Celtic Leasing Corp. as a result of stronger lease residual performance than previously estimated. Resides in other operating expenses in the consolidated statements of operations.

Explanations for changes other than merger related and repositioning expenses are as follows:

•	Salaries and employee benefits expense increased due to annual pay increases, new hires and increased staff from the American Chartered merger.

•	Occupancy and equipment expense increased due to higher depreciation, property tax and rental operating expenses as a result of the American Chartered merger.

•	Branch exit and facilities impairment charges increased due to the closing of four branches in the third quarter of 2017.

•	Non-interest expense was also impacted by a net loss recognized on other real estate owned properties in the first half of 2017 compared to a net gain in the same period last year.

•	Other operating expenses increased as a result of higher filing fees and FDIC assessments due to our larger balance sheet.

Income Taxes

Income tax expense for the nine months ended September 30, 2017 was $65.2 million compared to $56.8 million for the nine months ended September 30, 2016. The increase was primarily due to an increase in our pre-tax income during the nine months ended September 30, 2017 partially offset by tax benefits of $9.0 million associated with stock-based compensation, the impact of the July 1, 2017 Illinois income tax rate increase on our Illinois deferred tax assets, a reversal of a tax liability no longer needed related to two of our acquired entities and a reduction in tax accruals attributable to compensation. The tax expense or benefit related to the vesting of restricted shares and exercises of stock options can fluctuate from period to period based on the level of overall activity and changes in the market value of our common shares.

The following table presents information on our income tax rate (dollars in thousands):

	Nine Months Ended
	September 30,
	2017	2016
Income before income taxes - as reported	$225,070	$183,725
Tax at Federal statutory rate (35%)	78,775	64,304

Increase (decrease) due to:
Tax exempt income, net	(14,379)	(14,616)
State tax expense (benefit), net of Federal impact	9,592	6,796
Other items, net	266	1,306
Tax expense before discrete items	74,254	57,790
Income tax rate before discrete items (effective tax rate)	33.0%	31.5%

Discrete tax expense (benefit) items (1)	(6,926)	(2,105)
Discrete tax expense (benefit) merger related items (2)	(2,104)	1,095
Income tax expense - as reported	$65,224	$56,780
Income tax rate	29.0%	30.9%

(1)
Includes tax benefits on the vesting of restricted shares, exercise of options and other compensation as well as a tax benefit due to the impact of the Illinois state income tax rate increase (effective July 1, 2017) on our deferred tax assets.

(2)	Includes reversals of a tax liability no longer needed specifically related to two entities we acquired and certain non-deductible merger related items.

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

Three Month Comparison

Net income from our Banking Segment for the three months ended September 30, 2017 increased $22.4 million to $52.6 million compared to the three months ended September 30, 2016. This increase was due to the increase in net interest income driven by legacy loan growth and loans acquired through the American Chartered merger, and increased non-interest income. The increased non-interest income was due to higher commercial deposit and treasury management fees and higher capital markets and international banking fees. The increase in net interest and non-interest income were partly offset by higher salaries and employee benefits expense (due to annual pay increases, new hires and increased staff from the American Chartered merger) and higher branch exit and facilities impairment charges (due to the closing of four branches). The Banking Segment was also favorably impacted by tax benefits of $4.0 million mostly due to the impact of the rate increase on our Illinois deferred tax assets and a reduction in tax accruals attributable to compensation.

Net income from our Leasing Segment for the three months ended September 30, 2017 increased $2.2 million to $6.0 million compared to the three months ended September 30, 2016. This increase in net income was due to higher lease financing revenue and lower provision for credit losses partly offset by increased salaries and employee benefits expense (as a result of the investment in sales and other revenue generating staff). Lease financing revenue increased due to higher fees from the sale of third-party equipment maintenance contracts and promotional income partly offset by lower residual gains.

Net income from our Mortgage Banking Segment for the three months ended September 30, 2017 decreased $8.1 million to $2.2 million compared to the three months ended September 30, 2016. This decrease in net income was due to lower mortgage origination volume and gain on sale margin. The decrease in mortgage banking revenue was partly offset by an increase in net interest income from higher residential real estate loan balances held for investment and a decrease in salaries and employee benefits expense due to lower commissions (a result of lower mortgage origination volume) and an overall decline in full time equivalent employees.

Nine Month Comparison

Net income from our Banking Segment for the nine months ended September 30, 2017 increased $42.0 million to $137.4 million compared to the nine months ended September 30, 2016. This increase was primarily due to the increase in net interest income, driven by legacy loan growth and loans acquired through the American Chartered merger, and increased non-interest income. The increased non-interest income was due to higher commercial deposit and treasury management, capital markets and international banking, trust and asset management, and card fees. The increase in net interest and non-interest income were partly offset by higher salaries and employee benefits expense (due to annual pay increases, new hires and increased staff from the American Chartered merger), higher occupancy and equipment expense (due to higher depreciation expense and rental operating expenses as a result of the American Chartered merger) and higher branch exit and facilities impairment charges (due to the closing of nine branches). The Banking Segment was also favorably impacted by tax benefits of $9.0 million associated with stock-based compensation, the impact of the rate increase on our Illinois deferred tax assets, a reversal of a tax liability no longer needed related to two of our acquired entities and a reduction in tax accruals attributable to compensation.

Net income from our Leasing Segment for the nine months ended September 30, 2017 increased $2.3 million to $16.1 million compared to the nine months ended September 30, 2016. This increase in net income was due to the increase in lease financing revenues as a result of higher rental income, fees from the sale of third-party equipment maintenance contracts and promotional income. The increase in lease financing revenues was in part offset by increased non-interest expense due to higher salaries and employee benefits expense (increased salaries related to the investment in sales and other revenue generating staff and higher commissions expense as a result of higher lease financing revenue) and an increase in other operating expenses related to internal support functions from the Banking Segment. In addition, lower provision for credit losses for the nine months ended September 30, 2017 compared to the same period in 2016 contributed to the increase in net income. The nine months ended September 30, 2016 included a provision for credit losses for a potential problem credit that improved later that year.

Net income from our Mortgage Banking Segment for the nine months ended September 30, 2017 decreased $11.4 million to $6.3 million compared to the nine months ended September 30, 2016. This decrease in net income was due to lower mortgage origination volume due to higher mortgage interest rates and lower mortgage servicing revenue. Mortgage servicing revenue decreased as mortgage servicing revenue for the nine months ended September 30, 2016 was positively impacted by fair value changes of mortgage servicing rights net of the related economic hedge activity. The decrease in mortgage banking revenue was partly offset by an increase in net interest income from higher residential real estate loan balances held for investment and a decrease in salaries and employee benefits expense. Salaries and employee benefits expense decreased due to lower commission and overtime expenses attributable to a decrease in origination volume, lower bonus expense, and a decline in the number of employees.

Balance Sheet

Total assets increased $814.2 million, or 4.2%, to $20.1 billion at September 30, 2017 from December 31, 2016 mainly due to the increase in loans.

•	Investment securities decreased $265.1 million, or 9.1%, from December 31, 2016 to September 30, 2017 due to principal payments on our mortgage-backed securities.

•
Total loans, excluding purchased credit-impaired, increased by $1.1 billion, or 9.1%, to $13.8 billion at September 30, 2017 from December 31, 2016. This increase was due to growth in commercial, commercial real estate and residential real estate loans.

Total liabilities increased by $701.3 million, or 4.2%, to $17.4 billion at September 30, 2017 from December 31, 2016 mostly due to the increase in deposits and short-term borrowings.

•
Total deposits increased by $304.7 million, or 2.2%, to $14.4 billion at September 30, 2017 from December 31, 2016. Compared to December 31, 2016, interest bearing deposits increased by $611.7 million, or 7.9% mostly due to higher money market, NOW and certificate of deposit balances.

•	Total borrowings increased by $390.7 million, or 18.7%, to $2.5 billion at September 30, 2017 due mostly to the increase in short-term FHLB advances and federal funds purchased.

Total stockholders’ equity increased $112.9 million, or 4.4%, to $2.7 billion at September 30, 2017 compared to December 31, 2016 as a result of earnings for the nine months ended September 30, 2017 net of dividends declared.

Investment Securities

The following table sets forth the amortized cost and fair value of our investment securities, by type of security as indicated (in thousands):

	September 30, 2017		December 31, 2016		September 30, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
U.S. Government sponsored agencies and enterprises	$23,077	$23,146	$23,267	$23,415	$53,456	$53,968
States and political subdivisions	366,187	385,829	376,541	391,365	383,041	410,737
Residential mortgage-backed securities	878,167	875,260	988,744	983,684	1,066,834	1,076,337
Commercial mortgage-backed securities	86,411	87,217	91,949	93,008	93,962	96,993
Corporate bonds	114,581	115,014	193,164	193,895	208,940	210,193
Equity securities	11,177	11,077	11,000	10,828	10,932	11,128
Total Available for Sale	1,479,600	1,497,543	1,684,665	1,696,195	1,817,165	1,859,356
Held to maturity
States and political subdivisions	888,576	924,052	910,608	929,178	939,491	993,140
Residential mortgage-backed securities	105,662	107,694	159,142	164,562	175,771	182,698
Total Held to Maturity	994,238	1,031,746	1,069,750	1,093,740	1,115,262	1,175,838
Total	$2,473,838	$2,529,289	$2,754,415	$2,789,935	$2,932,427	$3,035,194

Loan Portfolio

The following table sets forth the composition of our loan portfolio (excluding loans held for sale) as of the dates indicated showing the balances of legacy loans and loans acquired through the American Chartered and Taylor Capital mergers (dollars in thousands):

	September 30, 2017				December 31, 2016
	Legacy (1)	Acquired (2)	Total	% of Total	Legacy (1)	Acquired (2)	Total	% of Total
Commercial related credits:
Commercial loans	$4,440,349	$353,489	$4,793,838	35%	$3,548,747	$797,759	$4,346,506	34%
Commercial loans collateralized by assignment of lease payments	2,023,586	50,629	2,074,215	15	1,898,857	104,119	2,002,976	16
Commercial real estate	3,221,527	873,179	4,094,706	29	2,509,314	1,278,702	3,788,016	29
Construction real estate	388,376	7,418	395,794	3	503,226	15,336	518,562	4
Total commercial related credits	10,073,838	1,284,715	11,358,553	82	8,460,144	2,195,916	10,656,060	83
Other loans:
Residential real estate	1,202,265	231,330	1,433,595	10	775,576	285,252	1,060,828	8
Indirect vehicle	653,682	1,531	655,213	4	539,916	1,764	541,680	4
Home equity	170,619	58,107	228,726	2	179,886	86,491	266,377	2
Other consumer loans	76,964	408	77,372	1	80,028	753	80,781	1
Total other loans	2,103,530	291,376	2,394,906	17	1,575,406	374,260	1,949,666	15
Total loans excluding purchased credit-impaired loans	12,177,368	1,576,091	13,753,459	99	10,035,550	2,570,176	12,605,726	98
Purchased credit-impaired loans	85,817	46,102	131,919	1	96,169	66,908	163,077	2
Total loans	$12,263,185	$1,622,193	$13,885,378	100%	$10,131,719	$2,637,084	$12,768,803	100%

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

Total loans increased by $1.1 billion to $13.9 billion at September 30, 2017 from $12.8 billion at December 31, 2016. This increase was due to growth in commercial, commercial real estate and residential real estate loans.

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

The following table sets forth the amounts of non-performing loans, non-performing assets and purchased credit-impaired loans (excluding loans held for sale and other real estate owned acquired as part of our FDIC-assisted transactions) as well as other information regarding asset quality at the dates indicated (dollars in thousands):

	September 30, 2017	December 31, 2016	September 30, 2016
Non-performing loans:
Non-accruing loans	$49,926	$48,974	$52,135
Loans 90 days or more past due, still accruing interest	689	10,378	1,774
Total non-performing loans	50,615	59,352	53,909
Other real estate owned	13,020	26,279	33,105
Repossessed assets	497	322	453
Total non-performing assets	$64,132	$85,953	$87,467
Purchased credit-impaired loans	$131,919	$163,077	$161,338
Total allowance for loan and lease losses	$159,128	$139,366	$139,528
Accruing restructured loans (1)	32,850	32,687	28,561
Total non-performing loans to total loans	0.36%	0.46%	0.43%
Total non-performing assets to total assets	0.32	0.45	0.45
Allowance for loan and lease losses to total non-performing loans	314.39	234.81	258.82

(1)	Accruing restructured loans consists of loans that have been modified and are performing in accordance with those modified terms.

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

The following table presents a summary of other real estate owned, excluding assets related to FDIC-assisted transactions, for the nine months ended September 30, 2017 and 2016 (in thousands):

	September 30,
	2017	2016
Beginning balance	$26,279	$31,553
Transfers in at fair value less estimated costs to sell	6,467	3,566
Acquired from business combination	—	4,148
Capitalized other real estate owned costs	—	96
Fair value adjustments	(2,120)	980
Net gains on sales of other real estate owned	826	843
Cash received upon disposition	(18,432)	(8,081)
Ending balance	$13,020	$33,105

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

	September 30, 2017	December 31, 2016
Commercial loans	$69,608	$94,049
Commercial loans collateralized by assignment of lease payments	7,250	3,505
Commercial real estate	83,982	46,990
Total	$160,840	$144,544

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

The commercial related general loss reserve was $137.6 million as of September 30, 2017 and $120.2 million as of December 31, 2016. The increase in the commercial related general loss reserve was due to loan growth. Reserves on impaired commercial related loans are included in the “Commercial Related Specific Reserves” section below.

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

The total commercial related specific reserves component of the allowance was $2.5 million as of September 30, 2017 compared to $3.2 million as of December 31, 2016.

Consumer Related Reserves.  Pools of homogenous loans with similar risk and loss characteristics are also assessed for probable losses. These loan pools include consumer, residential real estate, home equity, credit cards and indirect vehicle loans. Migration probabilities obtained from past due roll rate analyses and historical loss rates are applied to current balances to forecast charge-offs over a one-year time horizon. The reserves for consumer related loans totaled $19.1 million at September 30, 2017 and $15.9 million at December 31, 2016.

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

We recorded a provision for credit losses of $8.0 million for acquired loans related to the non-purchased credit-impaired bank merger loans as accounted for in accordance with ASC Topic 310-20 for the nine months ended September 30, 2017. No additional provisions were recorded on the purchase credit-impaired bank merger loans accounted for in accordance with ASC Topic 310-30.

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

The following table presents an analysis of the allowance for loan and lease losses for the periods presented (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Balance at beginning of period	$156,297	$138,333	$141,842	$131,508
Provision for credit losses	4,517	6,549	17,950	16,941
Charge-offs:
Commercial loans	235	1,341	1,103	2,126
Commercial loans collateralized by assignment of lease payments	188	367	188	3,288
Commercial real estate	31	529	1,378	2,601
Construction real estate	—	7	—	151
Residential real estate	541	290	901	1,134
Home equity	439	376	873	1,233
Indirect vehicles	1,097	838	3,438	2,420
Other consumer loans	299	409	1,243	1,216
Total charge-offs	2,830	4,157	9,124	14,169
Recoveries:
Commercial loans	719	665	3,568	1,997
Commercial loans collateralized by assignment of lease payments	—	3	712	520
Commercial real estate	1,432	324	2,312	2,761
Construction real estate	502	50	661	94
Residential real estate	38	45	624	151
Home equity	149	65	724	576
Indirect vehicles	498	436	1,715	1,400
Other consumer loans	82	86	420	620
Total recoveries	3,420	1,674	10,736	8,119
Net (recoveries) charge-offs	(590)	2,483	(1,612)	6,050
Allowance for credit losses	161,404	142,399	161,404	142,399
Allowance for unfunded credit commitments	(2,276)	(2,871)	(2,276)	(2,871)
Allowance for loan and lease losses	$159,128	$139,528	$159,128	$139,528
Total loans	$13,885,378	$12,540,696	$13,885,378	$12,540,696
Ratio of allowance to total loans	1.15%	1.11%	1.15%	1.11%
Ratio of net (recoveries) charge-offs to average loans (annualized)	(0.02)	0.09	(0.02)	0.08

Net recoveries of $590 thousand were recorded in the three months ended September 30, 2017 compared to net charge-offs of $2.5 million in the three months ended September 30, 2016. A provision for credit losses of $4.5 million was recorded for the three months ended September 30, 2017 compared to $6.5 million for the three months ended September 30, 2016. The decrease in provision for credit losses was due to net recoveries and lower provision for credit losses related to bank merger acquired loan portfolio. The provision for credit losses for the three months ended September 30, 2017 included a provision for credit losses of $1.1 million related to the bank merger acquired loan portfolio for loan renewals subsequent to the acquisition date compared to provision for credit losses of $3.2 million for the three months ended September 30, 2016.

Net recoveries of $1.6 million were recorded in the nine months ended September 30, 2017 compared to net charge-offs of $6.1 million in the nine months ended September 30, 2016. A provision for credit losses of $18.0 million was recorded for the nine months ended September 30, 2017 compared to $16.9 million for the nine months ended September 30, 2016. The increase in provision for credit losses was due to loan growth in the nine months ended September 30, 2017. The provision for credit losses for the nine months ended September 30, 2017 included a provision for credit losses of $8.0 million related to the bank merger acquired loan portfolio for loan renewals subsequent to the acquisition date compared to a negative provision for credit losses of $377 thousand for the nine months ended September 30, 2016.

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

Lease investments by categories follow (in thousands):

	September 30, 2017	December 31, 2016	September 30, 2016
Direct finance leases:
Minimum lease payments	$450,748	$433,451	$382,032
Estimated unguaranteed residual values	69,152	78,256	76,197
Less: unearned income	(36,088)	(36,327)	(32,707)
Direct finance leases (1)	$483,812	$475,380	$425,522
Leveraged leases:
Minimum lease payments	$267	$821	$1,101
Estimated unguaranteed residual values	54	108	118
Less: unearned income	(5)	(25)	(37)
Less: related non-recourse debt	(263)	(803)	(1,075)
Leveraged leases (1)	$53	$101	$107
Operating leases:
Equipment, at cost	$530,629	$440,861	$403,525
Less accumulated depreciation	(159,088)	(129,534)	(125,878)
Lease investments, net	$371,541	$311,327	$277,647

(1)	Direct finance and leveraged leases are included as commercial loans collateralized by assignment of lease payments for financial statement purposes.

Leases that transfer substantially all of the benefits and risk related to the equipment ownership are classified as direct finance leases. If these direct finance leases have non-recourse debt associated with them and meet the additional requirements for a leveraged lease, they are further classified as leveraged leases, and the associated debt is netted with the outstanding balance in the consolidated financial statements. Interest income on direct finance and leveraged leases is recognized using methods which approximate a level yield over the term of the lease. Operating leases are investments in equipment leased to other companies, where the residual component makes up more than 10% of the investment.  The Company funds most of the lease equipment purchases internally, but has some loans at other banks which totaled $73.6 million at September 30, 2017, $66.9 million at December 31, 2016 and $66.5 million at September 30, 2016.

At September 30, 2017, the following reflects the residual values for leases by category in the year the initial lease term ends (in thousands):

	Residual Values
	Direct
End of initial lease term	Finance	Leveraged	Operating
December 31,	Leases	Leases	Leases	Total
2017	$2,709	$36	$5,652	$8,397
2018	14,734	18	11,499	26,251
2019	13,722	—	13,228	26,950
2020	12,960	—	20,228	33,188
2021	3,537	—	24,446	27,983
Thereafter	21,490	—	52,661	74,151
	$69,152	$54	$127,714	$196,920

The lease residual value represents the present value of the estimated fair value of the leased equipment at the termination of the lease. Lease residual values are generally reviewed quarterly, and any write-downs or charge-offs deemed necessary are recorded in the period in which they become known. To mitigate this risk of loss, we seek to diversify both the type of equipment leased and the industries in which the lessees participate. Often times, there are several individual lease schedules under one master lease.  There were 4,638 leases at September 30, 2017 compared to 4,248 at December 31, 2016.  The average residual value per lease schedule was approximately $42 thousand at September 30, 2017 and December 31, 2016.  The average residual value per master lease schedule was approximately $174 thousand at September 30, 2017 and $176 thousand at December 31, 2016. Certain residual values have less than full residual risk.

Liquidity and Sources of Capital

Our cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities.

Cash flows from operating activities primarily include net income, adjusted for items in net income that did not impact cash.  Net cash flows provided by operating activities were $290.9 million for the nine months ended September 30, 2017 compared to net cash flows provided by operating activities of $30.2 million for the nine months ended September 30, 2016.  The change was mostly due to net proceeds of loans held for sale in the nine months ended September 30, 2017 compared to net originations of loans held for sale for the same period in the prior year as well as a decrease in other assets.

Cash flows from investing activities reflects the impact of loans and investment securities acquired for the Company’s interest-earning asset portfolios, as well as cash flows from asset sales and the impact of acquisitions.  For the nine months ended September 30, 2017, the Company had net cash flows used in investing activities of $946.1 million compared to net cash flows used in investing activities of $606.1 million for the nine months ended September 30, 2016.  The change was due to the increase in loans during the nine months ended September 30, 2017.

Cash flows from financing activities include transactions and events whereby cash is obtained from depositors, creditors or investors.  For the nine months ended September 30, 2017, the Company had net cash flows provided by financing activities of $635.5 million compared to net cash flows provided by financing activities of $670.8 million for the nine months ended September 30, 2016.  The change in cash flows from financing activities was due to less growth in deposits partly offset by the increase in borrowings compared to the nine months ended September 30, 2016.

In the event that additional short-term liquidity is needed, we have established relationships with several large and regional banks to provide short-term borrowings in the form of federal funds purchases.  While, at September 30, 2017, there were no firm lending commitments in place, management believes that we could borrow approximately $402.5 million for a short time from these banks on a collective basis.  Additionally, we are a member of Federal Home Loan Bank of Chicago ("FHLB").  As of September 30, 2017, the Company had $1.7 billion outstanding in FHLB advances, and could borrow an additional amount of approximately $318.4 million.  As a contingency plan for significant funding needs, the Asset/Liability Committee may also consider the sale of investment securities, selling securities under agreement to repurchase, or the temporary curtailment of lending activities.  As of September 30, 2017, the Company had approximately $1.7 billion of unpledged securities, excluding securities available for pledge at the FHLB.

Our main sources of liquidity at the holding company level are dividends from MB Financial Bank and cash on hand. We also maintain a $35.0 million unsecured line of credit at the holding company level with a correspondent bank. No borrowings were outstanding on the line of credit as of September 30, 2017. The line of credit is scheduled to mature on June 30, 2018. The holding company had $33.6 million in cash as of September 30, 2017.

See Notes 9 and 10 of the Financial Statements presented under Item 1 of this report for details of period end balances and other information for these various funding sources. There were no material changes outside the ordinary course of business in the Company’s contractual obligations at September 30, 2017 as compared to December 31, 2016.

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

At September 30, 2017, the Company’s total risk-based capital ratio was 11.67%, Tier 1 capital to risk-weighted assets ratio was 9.46%, common equity Tier 1 capital to risk-weighted assets ratio was 8.80% and Tier 1 capital to average asset ratio was 8.59%. At September 30, 2017, MB Financial Bank’s total risk-based capital ratio was 11.29%, Tier 1 capital to risk-weighted assets ratio was 10.34%, common equity Tier 1 capital to risk-weighted assets ratio was 10.34% and Tier 1 capital to average asset ratio was 9.39%. MB Financial Bank was categorized as “Well-Capitalized” at September 30, 2017 under the regulations of the Office of the Comptroller of the Currency.

The Company and MB Financial Bank must maintain a capital conservation buffer consisting of additional common equity Tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  The new capital conservation buffer requirement began phasing in on January 1, 2016 when a buffer greater than 0.625% of risk-weighted assets was required, which amount will increase each year until the buffer requirement is fully implemented on January 1, 2019. At September 30, 2017, the Company and MB Financial Bank maintained capital above the 1.25% conservation buffer required for 2017.

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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at September 30, 2017 that we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown.  Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability.

The table is intended to provide an approximation of the projected repricing of assets and liabilities at September 30, 2017 based on contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced because of contractual amortization and rate adjustments on adjustable-rate loans.  Loan and investment securities’ contractual maturities and amortization reflect expected prepayment assumptions.  While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on some of the accounts will not adjust immediately to changes in other interest rates. Therefore, the information in the table is calculated assuming that NOW, money market and savings deposits will reprice as follows: 36%, 29%, and 10%, respectively, in the first three months, 10%, 21%, and 17%, respectively, in the next nine months, 32%, 44%, and 50%, respectively, from one year to five years, and 22%, 6%, and 23%, respectively over five years (dollars in thousands):

	Time to Maturity or Repricing
	0 – 90	91 - 365	1 – 5	Over 5
	Days	Days	Years	Years	Total
Interest Earning Assets:
Interest earning deposits with banks	$79,964	$475	$1,947	$250	$82,636
Investment securities	161,233	375,655	1,136,749	970,489	2,644,126
Loans held for sale	722,754	—	—	—	722,754
Loans, including covered loans	8,108,625	1,432,937	3,649,959	693,857	13,885,378
Total interest earning assets	$9,072,576	$1,809,067	$4,788,655	$1,664,596	$17,334,894
Interest Bearing Liabilities:
NOW, money market and interest bearing deposits	$1,573,723	$757,065	$1,831,307	$680,002	$4,842,097
Savings deposits	108,819	183,633	543,964	251,778	1,088,194
Time deposits	443,084	1,067,081	869,707	3,822	2,383,694
Short-term borrowings	1,765,415	100,000	—	—	1,865,415
Long-term borrowings	24,663	305,137	69,319	6,596	405,715
Junior subordinated notes issued to capital trusts	211,289	—	—	—	211,289
Total interest bearing liabilities	$4,126,993	$2,412,916	$3,314,297	$942,198	$10,796,404
Rate sensitive assets (RSA)	$9,072,576	$10,881,643	$15,670,298	$17,334,894	$17,334,894
Rate sensitive liabilities (RSL)	4,126,993	6,539,909	9,854,206	10,796,404	10,796,404
Cumulative GAP (GAP=RSA-RSL)	4,945,583	4,341,734	5,816,092	6,538,490	6,538,490
RSA/Total assets	45.10%	54.09%	77.90%	86.17%	86.17%
RSL/Total assets	20.52	32.51	48.99	53.67	53.67
GAP/Total assets	24.58	21.58	28.91	32.50	32.50
GAP/RSA	54.51	39.90	37.12	37.72	37.72

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

Based on simulation modeling which assumes gradual changes in interest rates over a one-year period, we believe that our net interest income would change due to changes in interest rates as follows (dollars in thousands):

Gradual	Changes in Net Interest Income Over One Year Horizon
Changes in	September 30, 2017		December 31, 2016
Levels of	Dollar	Percentage	Dollar	Percentage
Interest Rates	Change	Change	Change	Change
+ 2.00%	$41,233	6.71%	$47,407	7.94%
+ 1.00%	22,401	3.64	25,076	4.20
- 1.00%	(28,604)	(4.65)	(26,252)	(4.39)

In the interest rate sensitivity table above, changes in net interest income between September 30, 2017 and December 31, 2016 reflect changes in the composition of interest earning assets and interest bearing liabilities, related interest rates, repricing frequencies, and the fixed or variable characteristics of the interest earning assets and interest bearing liabilities.  The changes in net interest income incorporate the impact of loan floors as well as shifts from low cost deposits to higher cost certificates of deposit in a rising rate environment. Based on immediate changes in interest rates over a one-year period, we believe that our net interest income would increase 14.61% and 7.61% with increases in interest rates of 2.00% and 1.00%, respectively, and decrease 11.02% with a decrease in interest rates of 1.00%.

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

Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of September 30, 2017 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting: During the quarter ended September 30, 2017, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth information for the three months ended September 30, 2017 with respect to our repurchases of our outstanding common shares:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in Thousands)
July 1, 2017 — July 31, 2017	—	$—	—	$—
August 1, 2017 — August 31, 2017	18,756	39.53	—	—
September 1, 2017 — September 30, 2017	—	—	—	—
Total	18,756	$39.53	—

(1)	Includes shares withheld to satisfy tax withholding obligations upon the exercise of stock options and vesting of restricted stock awards.

Item 6.	Exhibits

Exhibit Number	Description

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

101
The following financial statements from the MB Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) the notes to consolidated financial statements*

*  Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MB FINANCIAL, INC.
(registrant)

Date:	November 6, 2017	By:	/s/Mitchell Feiger
Mitchell Feiger
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 6, 2017	By:	/s/Randall T. Conte
Randall T. Conte
Vice President and Chief Financial Officer
(Principal Financial Officer)