Form 10-K
period 2017-12-31
MB FINANCIAL INC /MD
filed 2018-02-26
CIK 1139812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number 001-36599

MB FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Maryland	36-4460265
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 West Madison Street, Chicago, Illinois	60607
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (888) 422-6562

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC
Depositary Shares, each representing a 1/40th interest in a share of 6.00% Perpetual Non-Cumulative Preferred Stock, Series C	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.:

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

The aggregate market value of the voting shares held by non-affiliates of the Registrant was approximately $3,569,929,567 as of June 30, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter.  Solely for the purpose of this computation, it has been assumed that executive officers and directors of the Registrant are "affiliates."

There were issued and outstanding 83,988,326 shares of the Registrant’s common stock as of February 23, 2018.

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Part of Form 10-K

Portions of the definitive Proxy Statement to be used in conjunction with the Registrant’s 2018 Annual Meeting of Stockholders.	Part III

MB FINANCIAL, INC. AND SUBSIDIARIES

FORM 10-K

December 31, 2017

PART I

Item 1.	Business

General

MB Financial, Inc., headquartered in Chicago, Illinois, is a financial holding company with banking offices located primarily in the Chicago area.  The words “MB Financial,”  “the Company,” “we,” “our” and “us” refer to MB Financial, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.  Our primary market is the Chicago metropolitan area, in which we operate 86 banking offices through our bank subsidiary, MB Financial Bank, N.A. (MB Financial Bank). Through MB Financial Bank, we offer a broad range of financial services predominately to small and middle market businesses and individuals in the markets that we serve. We also offer financial services on a national basis. Our main business segments include Banking, Leasing and Mortgage Banking.  As of December 31, 2017, on a consolidated basis, we had total assets of $20.1 billion, deposits of $15.0 billion, stockholders’ equity of $3.0 billion, and client assets under management or advisement of $8.2 billion in our wealth management group (including $3.1 billion in our trust department and $5.1 billion in our bank-owned investment management firm, MSA Holdings, LLC ("MSA"), the parent company of our registered investment advisors, MainStreet Investment Advisors, LLC ("MainStreet") and Cedar Hill Associates LLC ("Cedar Hill").

MB Financial, Inc. was incorporated as a Maryland corporation in 2001 in connection with a merger of predecessor companies. We have completed a number of acquisitions in recent years.

On August 18, 2014, the Company acquired Taylor Capital Group, Inc. ("Taylor Capital"), a bank holding company and the parent company of Cole Taylor Bank, a commercial bank headquartered in Chicago, through the merger of Taylor Capital with and into the Company, followed immediately by the merger of Cole Taylor Bank with and into MB Financial Bank. Consideration paid by the Company was $648.8 million, including $519.3 million in common stock and $129.5 million in cash. The Company issued 19.6 million shares of common stock as a result of the merger. In addition, each share of Taylor Capital’s Perpetual Non-Cumulative Preferred Stock, Series A was converted into one share of the Company's Perpetual Non-Cumulative Preferred Stock, Series A with substantially identical terms. On February 15, 2018, the Company redeemed all of the outstanding shares of Company's Perpetual Non-Cumulative Preferred Stock, Series A.

On December 31, 2015, MB Financial Bank acquired a 100% equity interest in MSA, then the parent company of MainStreet and Cambium Asset Management, LLC ("Cambium"), a registered investment advisor. See Note 2 of the notes to our audited consolidated financial statements contained in Item 8 of this report for additional information regarding this acquisition. In 2017, Cambium was merged into Cedar Hill, a registered investment advisor subsidiary of MB Financial Bank which became a subsidiary of MSA following that transaction.

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

MB Financial Bank Subsidiaries

MB Financial Bank, our largest subsidiary, has three wholly owned subsidiaries with significant operating activities: Celtic Leasing Corp. (“Celtic”), MB Equipment Finance, LLC, ("MB Equipment Finance"), and MSA.

Celtic focuses on leasing equipment to middle market health care, legal, technology, and manufacturing companies located throughout the United States. MB Equipment Finance offers a full range of equipment finance options and specializes in originating and syndicating commercial equipment leases of U.S. middle-market companies. In addition, MB Equipment Finance focuses on leasing technology-related equipment to middle market and larger businesses located throughout the United States through its LaSalle Systems Leasing Division.  This division also specializes in brokering third party equipment maintenance contracts as well as technology-related equipment.

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

Banking. We concentrate on serving small and middle market businesses and their owners. We also focus on serving consumers who live or work near our branches. We operate the following lines of business within our Banking Segment: commercial banking, loans to leasing companies, retail banking, cards and bank sponsorships, and wealth management. Each is described below.

Commercial Banking.  Commercial banking focuses on serving middle market businesses, primarily located in the Chicago metropolitan, southern Wisconsin and northern Indiana areas, except for our long-term health care and asset-based lending which have a more national scope. We provide a full set of credit, deposit, treasury management, capital markets, and international banking products to these companies. In general, our credit products are designed for companies with annual revenues between $3 million and $500 million. We have a broad range of credit products for our target market, including working capital loans and lines of credit; accounts receivable financing; inventory and equipment financing; industrial revenue bond financing; ESOP financing; business acquisition loans; owner occupied real estate loans; asset-based loans; and financial, performance and commercial letters of credit. Our deposit and treasury management products are designed for companies with annual revenues up to $500 million and include internet banking products, investment sweep accounts, zero balance accounts, automated tax payments, ATM access, telephone banking, lockbox, automated clearing house transactions, account reconciliation, controlled disbursement, detail and general information reporting, wire transfers, vault services for currency and coin, remote deposit capture and checking accounts. Our capital markets products include derivatives and interest rate risk solutions, capital solutions, merger and acquisition advisory, and real estate debt and equity placement. Our international banking services include trade services, export trade finance, and foreign exchange. We also provide a full set of credit, deposit and treasury management services for real estate operators and investors. Some treasury management services are provided nationwide.

Loans to Leasing Companies. Through this line of business, we offer loans similar to those offered in the commercial banking business line but serve equipment lessors located throughout the United States. We have provided banking services to this industry for more than four decades. Competition in serving equipment lessors generally comes from large banks, finance companies, large industrial companies and some community banks. We compete based upon rapid decision-making and elite service and by providing flexible financial solutions to meet our customers' needs. We provide full banking services to leasing companies by financing the debt portion of leveraged equipment leases (referred to as lease loans), providing short and long-term equity financing and making working capital and bridge loans. For lease loans, a lessee's credit is often rated as investment grade for its public debt by Moody's Investor Services. Whether or not a lessee has a public debt rating, they are subject to the same internal credit analysis as any other customer of MB Financial Bank. Lessees mostly include investment grade “Fortune 1000” companies located throughout the U.S. and large middle-market companies.

Retail Banking. Retail banking has 86 banking offices and 129 ATMs located throughout the Chicago metropolitan area. Our target customers are small businesses (with annual revenues up to $10 million) located in our market and consumers who live and work near our banking centers. We offer our retail banking customers, both business and consumer, a variety of deposit products and services, such as checking, savings, money market, NOW and certificates of deposit. Our products are designed to meet the needs of customers of all ages and lifestyles. Our services are conveniently delivered through our branch network, as well as through our electronic channels, internet and mobile banking, providing added access for all clients.

Our business banking division continues to grow. This division offers the expertise of a business banker, coupled with the personal attention of a local branch, to small businesses in our market. These businesses are afforded the same services available to our larger commercial customers, customized to meet the unique needs of our entrepreneurial clients.

Cards and Bank Sponsorships. Our cards and bank sponsorship division offers general reloadable prepaid cards, payroll cards, incentive cards, and gift cards. These products are extended to existing customers and offered nationally (through sponsorship programs where MB Financial Bank is the issuing bank) to companies needing card payment solutions. In addition, we offer a small business corporate credit card, as well as a commercial multi-card which serves as both a travel and entertainment card and a purchasing card for our larger business customers.

Wealth Management.  Our wealth management group provides comprehensive wealth management solutions. We provide investment management, private banking services, financial planning and wealth advisory services to business owners, high net worth individuals, foundations, endowments and municipal agencies, through our private bankers, asset management and trust advisors, as well as through Cedar Hill, our registered investment advisor focused on the high net worth sector. In addition, personal trust, custody, estate settlement, guardianship and retirement plan services are provided through our asset management and trust advisors. MainStreet, our registered investment advisor focused on the institutional sector, provides investment advisory solutions to the bank trust and independent trust company markets.

Leasing. Leasing includes lease originations and related services offered through our leasing subsidiaries, Celtic and MB Equipment Finance. We invest directly in equipment that we lease (referred to as direct finance, leveraged or operating leases) to "Fortune 1000," large middle-market companies and health care providers located throughout the United States. Our lease portfolio consists of various kinds of equipment, generally technology related, such as computer systems, satellite equipment, medical equipment and general manufacturing, industrial, construction and transportation equipment. We seek leasing transactions where we believe the equipment leased is integral to the lessee's business, thereby increasing the likelihood of renewal at the end of the lease term. Our leasing subsidiaries also specialize in brokering third party equipment maintenance contracts to large companies.

Mortgage Banking. The Mortgage Banking Segment conducts business on a national level and originates residential mortgage loans for sale to investors and for the Company's portfolio through its 49 mortgage retail offices, third-party channels, and our 86 Chicago area retail banking branches. This segment also services residential mortgage loans for various investors and for loans owned by the Company and makes bulk purchases of servicing rights.

Lending Activities

General.  Our loan portfolio consists primarily of loans to businesses or for business purposes.

Commercial.  We make commercial loans mainly to middle market businesses, generally located in the Chicago, southern Wisconsin and northern Indiana areas.  Borrowers tend to be privately-owned and are generally manufacturers, wholesalers, distributors, long-term health care operators and service providers. Certain long-term health care borrowers are located outside the Chicago, southern Wisconsin and northern Indiana areas.  Loan products offered are primarily working capital, term loans and lines of credit that help our customers finance accounts receivable, inventory and equipment.  We also offer financial, performance and commercial letters of credit.  Commercial loans secured by owner occupied real estate are classified as commercial real estate loans.  Most commercial loans are short-term in nature, being one year or less, with the maximum term generally being five to seven years.

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

We also offer asset-based loans to businesses with collateral as the primary source of repayment. Most asset-based borrowers are located outside the Chicago, southern Wisconsin, and northern Indiana areas.  Collateral for these loans may include accounts receivable, inventory, equipment and owner occupied real estate.  Collateral is monitored regularly to insure ongoing sufficiency of coverage and quality.  The primary risk for these loans is a significant decline in collateral values due to general market conditions.  Loan terms that mitigate these risks include asset appraisals with typical industry advance rates and amortization periods on fixed assets, percentage of collateral advance rates on current assets, ongoing field exams, dominion over cash collections using cash collateral accounts and regular asset monitoring.  Because of the national scope of our asset-based lending, the risk of these loans is also diversified by industry and geography.

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

The lessees usually acknowledge our security interest in the leased equipment and often agree to send lease payments directly to us.  Lessees are often companies that have an investment grade public debt rating by Moody’s or the equivalent although we also provide credit to below investment grade and non-rated companies.  Whether or not a lessee has a public debt rating, they are subject to the same internal credit analysis as any other customer.  Lease loans typically have a fixed interest rate and are fully amortizing, with maturities typically ranging from three to five years.

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

Personnel

As of December 31, 2017, we and our subsidiaries employed a total of 3,574 full-time equivalent employees.  We consider our relationship with our employees to be good.

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

Depository Institution Regulation.  Our bank subsidiary is subject to regulation by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation.  This regulatory structure includes, among other items:

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

Effective January 1, 2015 (with some provisions phased in over several years), we and our bank subsidiary became subject to new capital regulations adopted by the Federal Reserve and the OCC, which establish required minimum risk-based capital ratios for common equity Tier 1 (“CET1”), Tier 1, and total capital and a minimum required leverage ratio and capital conservation buffer; prescribe the risk-weightings of certain assets for purposes of the risk-based capital ratios; and define what qualifies as capital for purposes of meeting the capital requirements. These regulations implement the regulatory capital reforms required by the Dodd Frank Act and the Basel Committee on Banking Supervision. The federal banking agencies have also adopted a rule on liquidity coverage requirements, which applies only to banking organizations with total consolidated assets of $250 billion or more or on-balance sheet foreign exposure of $10 billion or more, and sets less stringent requirements for institutions that do not meet these requirements but have $50 billion in or more in total assets.

Under the capital regulations, the minimum capital ratios are: (1) a CET1 capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (3) a total capital ratio of 8.0% of risk-weighted assets; and (4) a leverage ratio (the ratio of Tier 1 capital to average total adjusted assets) of 4.0%.  CET1 generally consists of common stock; retained earnings; accumulated other comprehensive income (“AOCI”) unless an institution elects to exclude AOCI from regulatory capital; and certain minority interests; all subject to applicable regulatory adjustments and deductions. Tier 1 capital generally consists of CET1 and noncumulative perpetual preferred stock. Tier 2 capital generally consists of other preferred stock and subordinated debt meeting certain conditions plus an amount of the allowance for loan and lease losses up to 1.25% of assets. Total capital is the sum of Tier 1 and Tier 2 capital.

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

For purposes of determining risk-based capital, assets and certain off-balance sheet items are risk-weighted from 0% to 1,250%, depending on the risk characteristics of the asset or item. The current regulations changed the risk-weighting of certain assets to better reflect credit risk and other risk exposure compared to the earlier capital rules. These include a 150% risk weight for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in non-accrual status; a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; and, starting in 2018, a 250% risk weight for mortgage servicing and deferred tax assets that are not deducted from capital.

In addition to the minimum CET1, Tier 1, leverage ratio and total capital ratios, the Company and the Bank must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  The capital conservation buffer requirement began to be phased in on January 1, 2016 when a buffer greater than 0.625% of risk-weighted assets was required, which amount increases each year until the buffer requirement is fully implemented on January 1, 2019.

To be considered "well capitalized," a bank holding company must have, on a consolidated basis, a total risk-based capital ratio of 10.0% or greater and a Tier 1 risk-based capital ratio of 6.0% or greater and must not be subject to an individual order, directive or agreement under which the FRB requires it to maintain a specific capital level.

As of December 31, 2017, we and our bank subsidiary met the requirements to be "well capitalized" and the full capital conservation buffer requirement. The well capitalized standard for the Bank is discussed below.

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

The various federal bank regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by the Federal Deposit Insurance Corporation Improvement Act, using the total risk-based capital, Tier 1 risk-based capital, CET1 and leverage capital ratios as the relevant capital measures.  A “well capitalized” institution must have a Tier 1 risk-based capital ratio of at least 8%, a total risk-based capital ratio of at least 10%, a CET1 capital ratio of at least 6.5% and a leverage ratio of at least 5% and not be subject to a capital directive or order.  An institution is “adequately capitalized” if it has a Tier 1 risk-based capital ratio of at least 6%, a total risk-based capital ratio of at least 8%, a CET1 capital ratio of at least 4.5% and a leverage ratio of at least 4%.  An institution is “undercapitalized” if it has a Tier 1 risk-based capital ratio of less than 6%, a total risk-based capital ratio of less than 8%, a CET1 capital ratio of less than 4.5% or a leverage ratio of less than 4%.  An institution is “significantly undercapitalized” if it has a Tier 1 risk-based capital ratio of less than 4%, a total risk-based capital ratio of less than 6%, a CET1 capital ratio of less than 3%, or a leverage ratio of less than 3%.  An institution is “critically undercapitalized” if its tangible equity is equal to or less than 2% of total assets.  Generally, an institution may be reclassified in a lower capitalization category if it is determined that the institution is in an unsafe or unsound condition or engaged in an unsafe or unsound practice.

As of December 31, 2017, our bank subsidiary met the requirements to be classified as “well capitalized.”

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

International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001.  The President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA PATRIOT Act") into law in October 2001.  This act contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the "IMLAFA").  The IMLAFA substantially broadens earlier anti-money laundering legislation and the extraterritorial jurisdiction of the United States, imposes certain compliance and due diligence obligations, defines certain crimes and penalties, compels the production of documents located both inside and outside the United States, including those of foreign institutions that have a correspondent relationship in the United States, and clarifies the safe harbor from civil liability to customers.  The U.S. Department of the Treasury has issued a number of regulations implementing the USA PATRIOT Act that apply certain of its requirements to financial institutions such as our bank.  The regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing. There is also increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control, commonly known as "OFAC," which is responsible for administering economic sanctions programs that affect transactions with designated foreign countries, nationals, and others.  The obligations of financial institutions, including us, to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and share information with other financial institutions, requires the implementation and maintenance of internal procedures, practices and controls which have increased, and may continue to increase, our costs and may subject us to liability.

In May 2016, the Financial Crimes Enforcement Network ("FinCEN"), which is a unit of the U.S. Department of the Treasury that adopts regulations implementing the USA PATRIOT Act, the Bank Secrecy Act, and other anti-money laundering legislation, issued final rules governing enhanced customer due diligence. The rules impose several new requirements on covered financial institutions, which includes MB Financial Bank. For each such customer (entity) that opens an account (including an existing customer opening a new account), the covered financial institution must identify and verify the customer's "beneficial owners," of the underlying entity as defined in the rules.

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

•	Make permanent the $250 thousand general limit for federal deposit insurance.

•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•	Allow de novo interstate branching by banks.

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

Certain aspects of the Dodd-Frank Act remain subject to rulemaking and take effect over several years.

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

As indicated above, the Dodd-Frank Act created the CFPB, an independent federal agency with broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the laws referenced above, fair lending laws and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets, their service providers and certain non-depository entities such as debt collectors and consumer reporting agencies. Our subsidiary bank is subject to the CFPB’s examination and primary enforcement authority.

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

The CFPB has finalized a number of significant rules which impact nearly every aspect of the lifecycle of a residential mortgage loan. Among other things, the rules adopted by the CFPB require banks to: (i) develop and implement procedures to ensure compliance with the “ability to repay” test and identify whether a loan meets a new definition for a “qualified mortgage,” in which case a rebuttable presumption exists that the creditor extending the loan has satisfied the ability to repay test; (ii) implement new or revised disclosures, policies and procedures for originating and servicing mortgages including, but not limited to, pre-loan counseling, early intervention with delinquent borrowers and specific loss mitigation procedures for loans secured by a borrower's principal residence; (iii) comply with additional restrictions on mortgage loan originator hiring and compensation; (iv) comply with new disclosure requirements and standards for appraisals and certain financial products; and (v) maintain escrow accounts for higher-priced mortgage loans for a longer period of time. The rules include the TILA-RESPA Integrated Disclosure (TRID) rules. The TRID rules contain requirements and disclosure forms that are required to be provided to borrowers. In addition to the exercise of its rulemaking authority, the CFPB’s supervisory powers entitle the CFPB to examine institutions for violations of consumer lending laws, even in the absence of consumer complaints or damages.

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

The scope and content of the U.S. banking regulations and regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the future. It cannot be determined at this time whether compliance with such policies will adversely affect the Company’s ability to hire, retain and motivate its key employees.

Registered Investment Advisors

Cedar Hill and MainStreet are registered investment advisors under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”), and as such are supervised by the Securities and Exchange Commission. The Investment Advisers Act imposes numerous obligations on registered investment advisors, including record-keeping, operational and marketing requirements, disclosure obligations and prohibitions on fraudulent activities. Investment advisors also are subject to certain state securities laws and regulations.

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

As of December 31, 2017 and 2016, excluding purchased credit-impaired loans, approximately 44% of our total loan portfolio was secured by real estate, a majority of which is commercial real estate.

Our commercial real estate portfolio consists of health care, industrial, multifamily, office, retail, church and school loans.  Our concentration in commercial real estate loans involves additional risk as the values of the properties securing the loans can decline.  In addition, vacancy rates can increase, resulting in lower cash flows on the underlying properties and stress on our customer's ability to repay their loans.

At December 31, 2017, excluding purchased credit-impaired loans, our commercial real estate loans totaled $4.1 billion, or 30% of our total loan portfolio. This loan type represented approximately 28% of our total non-performing loans as of December 31, 2017.

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

This type of real estate lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Our non-performing consumer related loans were $32.4 million, or 55% of our total non-performing loans, as of December 31, 2016 compared to $37.1 million, or 48% of our total non-performing loans, as of December 31, 2017. Non-performing home equity and residential real estate loans together accounted for 91% of the consumer related non-performing loans as of December 31, 2017.

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

We make our commercial loans primarily based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Collateral securing commercial loans may depreciate over time, be difficult to appraise and fluctuate in value. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect the amounts due from its customers. Accordingly, we make our commercial loans primarily based on the historical and expected cash flow of the borrower and secondarily on underlying collateral provided by the borrower. At December 31, 2017, our commercial loans totaled $4.8 billion, or 34% of our total loan portfolio. This loan type represented approximately 23% of our total non-performing loans as of December 31, 2017.

We lend money to small and mid-sized independent lessors to finance the debt portion of leases. A lease loan arises when a lessor discounts the equipment rental revenue stream owed to the lessor by a lessee. Our lease loans entail many of the same types of risks as our commercial loans. Lease loans generally are non-recourse to the leasing company, and, consequently, our recourse is limited to the lessee and the leased equipment. As with commercial loans secured by equipment, the equipment securing our lease loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We rely on the lessee’s continuing financial stability, rather than the value of the leased equipment, for the repayment of all required amounts under lease loans. In the event of a default on a lease loan, it is unlikely that the proceeds from the sale of the leased equipment will be sufficient to satisfy the outstanding unpaid amounts under the terms of the loan. At December 31, 2017, our lease loans totaled $2.1 billion, or 15% of our total loan portfolio. This loan type represented approximately 1% of our total non-performing loans as of December 31, 2017.

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

Our lending and deposit gathering activities are mostly concentrated in the Chicago metropolitan area. Our success depends on the general economic conditions of this metropolitan area and throughout Illinois. Our nationwide activities include: leasing and lease loans, asset-based lending, indirect lending, mortgage banking, and certain treasury management services.

Both the State of Illinois and the City of Chicago currently face significant fiscal challenges, including large budget deficits, substantial unfunded pension obligations and low credit ratings, which could negatively impact us to the extent this leads to declines in business activity and overall economic conditions in Illinois and the Chicago metropolitan area. In addition, until July 2017, the State of Illinois operated without a budget for more than two years, which in some cases led to the State not meeting its financial obligations in a timely manner. Some of our commercial loan borrowers are health care operators and service providers who may be dependent on the receipt of contractual payments and reimbursements from the State of Illinois for services rendered. To the extent the State delays or suspends these payments and reimbursements, this could adversely affect the ability of borrowers to meet their loan repayment obligations to us. Any resulting delinquencies and defaults on these loans would in turn adversely affect our financial condition and results of operations.

Many of the loans in our portfolio are secured by real estate. Many of these loans are secured by properties located in the Chicago metropolitan area. Deterioration in the real estate markets where collateral for a mortgage loan is located could negatively affect the borrower’s ability to repay the loan and the value of the collateral securing the loan. Real estate values are affected by various other factors, including changes in general or regional economic conditions, governmental rules or policies and natural disasters such as tornadoes.

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

We are subject to information security, recovery, and other risks in connection with our use of technology.

Our security measures may not be sufficient to mitigate the risk of a cyber attack or cyber theft.

Communications and information systems are essential to the conduct of our business, as we use such systems to manage our customer relationships, our general ledger, and virtually all other aspects of our business. Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks as well as by our third party providers to whom we have outsourced certain data processing and other operational functions. Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software, and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code and cyber attacks that could have a security impact. If one or more of these events occur, this could jeopardize our or our customers' confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our customers or counterparties. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us. We could also suffer significant reputational damage.

Security breaches in our internet banking activities could further expose us to possible liability and damage our reputation. Any compromise of our security also could deter customers from using our internet banking services that involve the transmission of confidential information. We rely on standard (or typical industry) internet security measures/protocols or frameworks to provide the security and authentication necessary to effect secure transmission of data. These precautions may not protect our systems from compromises or breaches of our security measures, which could result in significant legal liability and significant damage to our reputation and our business.

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

We significantly increased our mortgage business as a result of our acquisition of Taylor Capital’s mortgage business in the Taylor Capital merger, which we completed in 2014, and transferred approximately 165 residential mortgage team members from Busey Bank to our company in December 2017. As a result of the factors set forth below with respect to our mortgage business, we could experience significant volatility in our consolidated revenue and consolidated net income.

Mortgage production, especially refinancing, generally declines in rising interest rate environments. We have experienced historically low interest rates in recent years but have started to increase in 2017. When interest rates rise, or even if they do not, there can be no assurance that our mortgage production will continue at current levels. Because we sell a substantial portion of the mortgage loans we originate, the profitability of our mortgage banking operations depends in large part upon our ability to aggregate a high volume of loans and sell them in the secondary market at a gain. Thus, in addition to the interest rate environment, our mortgage business is dependent upon (i) the existence of an active secondary market and (ii) our ability to profitably sell loans into that market. The loans in our held for sale portfolio are carried at fair market value with changes recognized in our statement of operations. Carrying the loans at fair value may also increase the volatility in our earnings.

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

Changes in interest rates may change the value of our mortgage servicing rights portfolio which may increase the volatility of our earnings and negatively impact regulatory capital.

As a result of our mortgage servicing business, we have a sizable portfolio of mortgage servicing rights. A mortgage servicing right is the right to service a mortgage loan - collect principal, interest and escrow amounts - for a fee. We invest in mortgage servicing rights to support mortgage banking strategies and diversify revenue streams from our Mortgage Banking Segment.

We measure and carry all of our residential mortgage servicing rights using the fair value measurement method. Fair value is determined as the present value of estimated future net servicing income, calculated based on a number of variables, including assumptions about the likelihood of prepayment by borrowers as well as delinquencies.

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

At December 31, 2017, our mortgage servicing rights had a fair value of $276.3 million compared to $238.0 million at December 31, 2016. Changes in fair value of our mortgage servicing rights are recorded to earnings in each period. Depending on the interest rate environment, it is possible that the fair value of our mortgage servicing rights may be reduced in the future. If such changes in fair value significantly reduce the carrying value of our mortgage servicing rights, our financial condition and results of operations would be negatively affected.

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

We currently maintain a representation and warranty reserve, which is a liability on our consolidated balance sheets, to reflect our best estimate of expected losses that we will incur on loans that we have sold or securitized into the secondary market and must subsequently repurchase or with respect to which we must indemnify the purchasers and insurers because of violations of customary representations and warranties. Increases to this reserve for current loan sales reduce mortgage banking revenue. The level of the reserve reflects management's continuing evaluation of loss experience on repurchased loans, indemnifications and present economic conditions, as well as the actions of loan purchasers and guarantors. The determination of the appropriate level of the mortgage loan representation and warranty reserve inherently involves a high degree of subjectivity and requires us to make estimates of repurchase risks and expected losses subsequently experienced. Both the assumptions and estimates used could be inaccurate, resulting in a level of reserve that is less than actual losses. If additional reserves are required, it could have a material adverse effect on our business, financial condition and results of operations. Representation and warranty reserves were $7.0 million as of December 31, 2017.

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

If the interest rates paid on deposits and other interest bearing liabilities increase at a faster rate than the interest rates received on loans and other interest earning assets, our net interest income, and therefore earnings, could be adversely affected.  As a result of the relatively low interest rate environment, an increasing percentage of our deposits have been comprised of deposits bearing no or a relatively low rate of interest. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. In addition, a substantial portion of our loans (approximately 62% of our total loan portfolio as of December 31, 2017) have adjustable interest rates.  While the higher payment amounts we would receive on these loans in a rising interest rate environment may increase our interest income, some borrowers may be unable to afford the higher payment amounts, which may result in a higher rate of default. A portion of our adjustable rate loans have interest rate floors that are in-the-money and may not adjust upward immediately with increases in interest rates. Rising interest rates also may reduce the demand for loans and the value of our fixed-rate investment securities.

Negative developments in the financial industry could adversely affect our industry and our business.

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

As of December 31, 2017, our investment securities portfolio contained 471 securities in an unrealized loss position (with total unrealized losses of $13.2 million as of that date), compared to 615 securities in an unrealized loss position as of December 31, 2016 (with total unrealized losses of $15.7 million as of that date). Factors beyond our control can significantly influence the fair value of securities in our investment securities portfolio and can cause potential adverse changes to the fair value of these securities. These factors include but are not limited to rating agency downgrades of the securities, defaults by the issuer or with respect to the underlying securities, changes in market interest rates and instability in the credit markets. Any of these mentioned factors could cause an-other-than-temporary impairment or permanent impairment of these assets, which would lead to accounting charges which could have a material negative effect on our financial condition and results of operations. In addition, we have a large longer term municipal security portfolio that would decline substantially in value if interest rates increase materially.

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

New accounting standards may result in a significant change to the Company’s recognition of credit losses and may materially impact the Company’s financial condition or results of operations.

In June 2016, the Financial Accounting Standards Board issued new authoritative accounting guidance under ASC Topic 326 "Financial Instruments - Credit Losses" amending the incurred loss impairment methodology in current accounting principles generally accepted in the United States of America ("GAAP") with a methodology that reflects expected credit losses (referred to as the "CECL model") and requires consideration of a broader range of reasonable and supportable information for credit loss estimates, which goes into effect for the Company on January 1, 2020. Under the incurred loss model, the Company delays recognition of losses until it is probable that a loss has been incurred. The CECL model represents a dramatic departure from the incurred loss model. The CECL model requires a financial asset (or a group of financial assets) measured at amortized cost basis, such as loans held for investment and held-to-maturity debt securities, to be presented at the net amount expected to be collected (net of the allowance for credit losses). Similarly, the credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than a write-down. In addition, the measurement of expected credit losses will take place at the time the financial asset is first added to the balance sheet (with periodic updates thereafter) and will be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount.

As such, the CECL model will materially impact how the Company determines its allowance for loan and lease losses and may require the Company to significantly increase its allowance for loan and lease losses. Furthermore, the Company may experience more fluctuations in its allowance for loan and lease losses, which may be significant. If the Company were required to materially increase its allowance for loan and lease losses, it may negatively impact the Company’s financial condition and results of operations. The Company is currently evaluating the new guidance and expects it to have an impact on the Company's statements of operations and financial condition, the significance of which is not yet known. The Company expects the CECL model will require the Company to recognize a one-time cumulative adjustment to the Company’s allowance for loan and lease losses in order to fully transition from the incurred loss model to the CECL model, which could negatively impact the Company's financial condition and results of operations.

The recently enacted tax reform legislation is expected to have a significant impact on the Company, and our financial condition and results of operations could be adversely affected by the broader implications of the legislation.

H.R. 1, which was originally known as the "Tax Cuts and Jobs Act" and was signed into law in December 2017, is expected to have a significant impact on our financial statements and customers. It will take some time for us to analyze all of the implications of this legislation. Although we realized a one-time tax benefit of $104.2 million in the fourth quarter of 2017 resulting from the revaluation of our deferred tax liabilities following the enactment of the legislation and generally benefit from the legislation’s reduction in the Federal corporate income tax rate, a tax rate reduction potentially has broader implications for our operations, as the new rate could cause positive or negative effects on loan demand and on our pricing models, municipal bonds, tax credits, and other investments. The interest deduction limitation implemented by the legislation could make some businesses and industries less inclined to borrow, potentially reducing demand for our commercial loan products. Further, the legislation’s limitation on the mortgage interest deduction and state and local tax deduction for individual taxpayers could increase the after-tax cost of owning a home for some of our potential and existing customers and potentially reduce demand for, or the individual size of, the residential mortgage loans we originate.

Financial reform legislation has, among other things, tightened capital standards and resulted in new regulations that may increase our costs of operations.

On July 21, 2010, the Dodd-Frank Act was signed into law.  This law significantly changes the bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

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

Certain aspects of the Dodd-Frank Act remain subject to rulemaking and will take effect over several years.  Compliance with this law and its implementing regulations has resulted, and will continue to result, in additional operating costs that could have a material adverse effect on our future financial condition and results of operations.  For additional discussion of the Dodd-Frank Act, see “Item 1. Business—Supervision and Regulation-Regulatory Reform.”

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

Since its formation, the CFPB has finalized a number of significant rules that could have a significant impact on our business and the financial services industry more generally. In particular, as discussed above under “Item 1. Business--Supervision and Regulation-Consumer Protection Laws,” the CFPB has adopted rules impacting nearly every aspect of the lifecycle of a residential mortgage loan. Among other things, the rules adopted by the CFPB require banks to: (i) develop and implement procedures to ensure compliance with an “ability to repay” test and identify whether a loan meets a new definition for a “qualified mortgage,” in which case a safe harbor or a rebuttable presumption exists (dependent on whether the loan is a higher priced covered transaction) that the creditor extending the loan has satisfied the ability to repay test; (ii) implement new or revised disclosures, policies and procedures for originating and servicing mortgages including, but not limited to, providing a written list of homeownership counseling organizations, early intervention with delinquent borrowers and specific loss mitigation procedures for loans secured by a borrower's principal residence; (iii) comply with additional restrictions on mortgage loan originator hiring and compensation; (iv) comply with new disclosure requirements and standards for appraisals and certain financial products; and (v) maintain escrow accounts for higher-priced mortgage loans for a longer period of time. The rules include the TILA-RESPA Integrated Disclosure (TRID) rules. The TRID rules contain requirements and disclosure forms that are required to be provided to borrowers. The CFPB has also issued guidance which could significantly affect the automotive financing industry by subjecting indirect motorcycle and motorsport lenders, such as our subsidiary bank, to regulation as creditors under the Equal Credit Opportunity Act, which would make indirect lenders monitor and control certain credit policies and procedures undertaken by dealers.

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

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, OFAC, or other laws and regulations could result in fines or sanctions.

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file Suspicious Activity Reports with the U.S. Department of the Treasury’s Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts as well as the customer's "beneficial owners." Failure to comply with these regulations could result in fines or sanctions. During the last several years, several banking institutions have received large fines for non-compliance with these laws and regulations. Although we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance can be given that these policies and procedures will be effective in preventing violations of these laws and regulations.

We provide treasury management services to money services businesses, which include check cashers, issuers/sellers of traveler’s checks, money orders and stored value cards, and money transmitters.  Providing banking services to money service businesses exposes us to enhanced risks from noncompliance with a variety of laws and regulations.

We provide treasury management services to the check cashing industry, offering currency, check clearing, monetary instrument, depository and credit services.  We also provide treasury management services to money transmitters.  Financial institutions that open and maintain accounts for money services businesses are expected to apply the requirements of the USA PATRIOT Act and Bank Secrecy Act, as they do with all account holders, on a risk-assessed basis.  As with any category of account holder, there will be money services businesses that pose lower risk of money laundering or lack of compliance with other laws and regulations and those that pose a significant risk.  Providing treasury management services to money services businesses represent a significant compliance and regulatory risk, and failure to comply with all statutory and regulatory requirements could result in fines or sanctions.

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

We face substantial competition in all phases of our operations from a variety of competitors. Our future growth and success will depend on our ability to compete effectively in this highly competitive environment. To date, we have grown our business successfully by focusing on our business lines and emphasizing the high level of service and responsiveness desired by our customers. We compete for loans, deposits and other financial services with other commercial banks, thrifts, credit unions, brokerage houses, mutual funds, insurance companies and specialized finance companies. Many of our competitors offer products and services which we do not offer, and many have substantially greater resources and lending limits, name recognition and market presence that benefit them in attracting business. In addition, larger competitors may be able to price loans and deposits more aggressively than we do, and smaller newer competitors may also be more aggressive in terms of pricing loan and deposit products than we are to obtain a share of the market. Some of the financial institutions and financial services organizations with which we compete are not subject to the same degree of regulation as is imposed on bank holding companies, federally insured state-chartered banks and national banks and federal savings banks. In addition, increased competition among financial services companies due to the recent consolidation of certain competing financial institutions and the conversion of certain investment banks to bank holding companies may negatively affect our ability to successfully market our products and services. As a result, these competitors have certain advantages over us in accessing funding and in providing various services.

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

As of December 31, 2017, we had outstanding $211.5 million aggregate principal amount of junior subordinated debt securities issued in connection with the sale of trust preferred securities by certain subsidiaries that are statutory business trusts. We have also guaranteed these trust preferred securities.

As of December 31, 2017, we had ten separate series of these junior subordinated debt securities outstanding, each series having been issued under a separate indenture and with a separate guarantee. Each of these indentures, together with the related guarantee, prohibits us, subject to limited exceptions, from declaring or paying any dividends or distributions on, or redeeming, repurchasing, acquiring or making any liquidation payments with respect to, any of our capital stock at any time when (i) there shall have occurred and be continuing an event of default under the indenture or any event, act or condition that with notice or lapse of time or both would constitute an event of default under the indenture; (ii) we are in default with respect to payment of any obligations under the related guarantee; or (iii) we have deferred payment of interest on the junior subordinated debt securities outstanding under that indenture. In that regard, we are entitled, at our option but subject to certain conditions, to defer payments of interest on the junior subordinated debt securities of each series from time to time for up to five consecutive years.

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

If our estimates of the fair value of our goodwill change as a result of changes in our business or other factors, we may determine that an impairment charge is necessary. Estimates of fair value are based on a fairly complex model using, among other things, estimated cash flows and industry pricing multiples. Based on the Company's 2017 goodwill impairment testing of the three reporting units, banking, leasing, and mortgage banking, no reductions to goodwill were made.  If the fair values of the three reporting units were less than their book value of total common stockholders' equity, the Company will consider this and other factors, including the anticipated cash flows of each of the reporting units, to determine whether goodwill is impaired. No assurance can be given that the Company will not record an impairment loss on goodwill in the future and any such impairment loss could have a material adverse effect on our results of operations and financial condition.

Our participation in the loss-share agreements with the FDIC requires that we follow certain servicing procedures, and the terms of certain loans may exceed the coverage periods under the loss-share agreements.

MB Financial Bank entered into loss-share agreements with the FDIC as part of the Heritage Community Bank ("Heritage"), Benchmark Bank ("Benchmark"), Broadway Bank ("Broadway"), and New Century Bank ("New Century") transactions. These loss-share agreements require that MB Financial Bank follow certain servicing procedures as specified in the agreement.  A failure to follow these procedures or any other breach of the agreement by MB Financial Bank could result in the loss of FDIC reimbursement of losses on covered loans and other real estate owned, which could have a material negative effect on our financial condition and results of operations. In addition, the loss-share agreements protect MB Financial Bank against losses for limited periods of time (generally ten years for single family residential real estate (consumer) loans and five years for commercial loans). To the extent MB Financial Bank continues to hold any of the covered loans following the expiration of the applicable loss-share period, it will absorb 100% of any losses. The commercial loan loss-share agreements for the Heritage and Benchmark transactions expired in March 2014 and December 2014, respectively, and the commercial loan loss-share agreements for the Broadway and New Century transactions expired in June 2015. The consumer loan loss-share agreements for the Heritage and Benchmark transactions will expire in March 2019 and December 2019, respectively, and the consumer loan loss-share agreements for the Broadway and New Century transactions will expire in June 2020.

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

We conduct our business at 86 banking offices located in the Chicago metropolitan area.  We own a majority of our banking center facilities.  The remaining facilities are leased.  We have 129 ATMs at our branches and at other locations.  We believe that all of our properties and equipment are well maintained, in good operating condition and adequate for all of our present and anticipated needs.  See Note 7 of the notes to our consolidated financial statements contained in Item 8 of this report for additional information regarding our premises and equipment.

We also have non-bank office locations, mainly used by our subsidiaries, in Illinois, Arizona, California, Colorado, Georgia, Indiana, Kansas, Kentucky, Maryland, Michigan, Minnesota, Missouri, New Jersey, New York, North Carolina, Pennsylvania, Tennessee, Texas, Washington, and Wisconsin.  We operate 49 mortgage retail offices in 16 states. We have two non-bank office locations in Canada for MB Financial International, Inc., a subsidiary of MB Financial Bank.

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol “MBFI.”  There were approximately 1,634 holders of record of our common stock as of December 31, 2017.

The following table presents quarterly market price information and quarterly cash dividends paid per share for our common stock for 2017 and 2016:

	Market Price Range
	High	Low	Dividends Paid
2017
Quarter ended December 31, 2017	$47.64	$42.39	$0.21
Quarter ended September 30, 2017	45.54	38.29	0.21
Quarter ended June 30, 2017	45.22	39.20	0.21
Quarter ended March 31, 2017	48.47	39.97	0.19
2016
Quarter ended December 31, 2016	$48.06	$35.00	$0.19
Quarter ended September 30, 2016	39.50	39.12	0.19
Quarter ended June 30, 2016	36.71	36.19	0.19
Quarter ended March 31, 2016	33.62	32.78	0.17

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

The following table sets forth information for the three months ended December 31, 2017 with respect to our repurchases of our outstanding common shares:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in Thousands)
October 1, 2017 — October 31, 2017	—	$—	—	$—
November 1, 2017 — November 30, 2017	—	—	—	—
December 1, 2017 — December 31, 2017	703	44.52	—	—
Total	703	$44.52	—

(1)	Includes shares withheld to satisfy tax withholding obligations upon the exercise of stock options and vesting of restricted stock awards.

Stock Performance Presentation

The following line graph shows a comparison of the cumulative returns for the period beginning December 31, 2012 and ending December 31, 2017 of the Company's common stock, the NASDAQ Composite Index and the SNL Mid Cap Bank Index. The information assumes that $100 was invested at the closing price on December 31, 2012 in the Company's common stock and each index, and that all dividends were reinvested.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
FOR MB FINANCIAL, INC., NASDAQ COMPOSITE INDEX
AND SNL MID CAP BANK INDEX

	Period Ending
Index	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
MB Financial, Inc.	$100.00	$165.01	$172.08	$172.92	$257.29	$245.94
NASDAQ Composite Index	100.00	140.12	160.78	171.97	187.22	242.71
SNL Mid Cap Bank Index	100.00	148.57	151.34	162.90	226.19	227.11

Item 6.	Selected Financial Data

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

Selected Financial Data:

	As of or for the Year Ended December 31,
(Dollars in thousands, except per share data)	2017	2016 (1)	2015	2014 (2)	2013
Statement of Operations Data:
Interest income	$672,446	$557,177	$494,234	$375,148	$297,895
Interest expense	70,069	39,286	28,628	24,325	25,559
Net interest income	602,377	517,891	465,606	350,823	272,336
Provision for credit losses	21,593	19,563	21,386	12,052	(5,804)
Net interest income after provision for credit losses	580,784	498,328	444,220	338,771	278,140
Non-interest income	366,873	374,903	322,093	221,305	154,394
Non-interest expenses	658,842	619,851	534,154	436,782	294,588
Income before income taxes	288,815	253,380	232,159	123,294	137,946
Income tax (benefit) expense	(15,225)	79,244	73,211	37,193	39,491
Net income	304,040	174,136	158,948	86,101	98,455
Dividends and discount accretion on preferred shares	8,007	8,009	8,000	4,000	—
Net income available to common stockholders	$296,033	$166,127	$150,948	$82,101	$98,455
Common Share Data:
Basic earnings per common share	$3.53	$2.16	$2.03	$1.32	$1.81
Diluted earnings per common share	3.49	2.13	2.02	1.31	1.79
Book value per common share	32.17	29.43	26.77	25.58	24.14
Weighted average common shares outstanding:
Basic	83,836,732	76,968,823	74,177,574	62,012,196	54,509,612
Diluted	84,823,456	77,976,121	74,849,030	62,573,406	54,993,865
Dividend payout ratio on common stock	23.50%	34.74%	32.18%	39.69%	24.58%
Cash dividends per common share	$0.82	$0.74	$0.65	$0.52	$0.44

(1)	On August 24, 2016, we completed the American Chartered merger. See Note 2 of the notes to consolidated financial statements contained under "Item 8. Financial Statements and Supplementary Data."

(2)	On August 18, 2014, we completed the Taylor Capital merger. See "Item 1. Business" section.

Selected Financial Data (continued):

	As of or for the Year Ended December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Balance Sheet Data:
Cash and cash equivalents	$579,221	$463,469	$381,441	$312,081	$473,459
Investment securities	2,481,519	2,909,221	2,930,066	2,723,701	2,352,862
Loans, gross	13,966,062	12,768,803	9,793,998	9,083,217	5,712,551
Allowance for loan and lease losses	157,710	139,366	128,140	110,026	111,746
Loans held for sale	548,578	716,883	744,727	737,209	629
Total assets	20,086,940	19,302,317	15,585,007	14,602,099	9,641,427
Deposits	14,958,378	14,110,448	11,505,215	10,990,942	7,381,259
Short-term and long-term borrowings	1,366,197	1,881,078	1,406,011	1,014,331	555,548
Junior subordinated notes issued to capital trusts	211,494	210,668	186,164	185,778	152,065
Stockholders’ equity	3,009,823	2,579,209	2,087,284	2,028,286	1,326,682
Performance Ratios:
Return on average assets	1.55%	1.03%	1.07%	0.75%	1.05%
Return on average equity	11.41	7.65	7.72	5.40	7.59
Return on average common equity	11.71	7.69	7.77	5.29	7.59
Net interest margin (1)	3.54	3.50	3.60	3.51	3.29
Tax equivalent effect	0.16	0.20	0.21	0.24	0.28
Net interest margin — fully tax equivalent basis (1)	3.70	3.70	3.81	3.75	3.57
Loans to deposits	93.37	90.49	85.13	82.64	77.39
Asset Quality Ratios:
Non-performing loans to total loans (2)	0.55%	0.46%	1.07%	0.96%	1.87%
Non-performing assets to total assets (3)	0.43	0.45	0.87	0.73	1.36
Allowance for loan and lease losses to total loans	1.13	1.09	1.31	1.21	1.96
Allowance for loan and lease losses to non-performing loans (2)	205.33	234.81	122.43	126.34	104.87
Net loan charge-offs to average loans	0.03	0.09	0.04	0.18	0.16
Liquidity and Capital Ratios:
Common equity tier 1 capital to risk-weighted assets	9.40%	8.72%	9.27%	N/A	N/A
Tier 1 capital to risk-weighted assets	11.20	9.40	11.54	12.61%	15.28%
Total capital to risk-weighted assets	14.23	11.63	12.54	13.62	16.53
Tier 1 capital to average assets	10.02	8.38	10.40	10.47	11.22
Average equity to average assets	13.58	13.45	13.89	13.96	13.82
Other:
Banking facilities	86	96	81	86	85
Full time equivalent employees	3,574	3,486	2,980	2,839	1,775

(1)
Net interest margin represents net interest income as a percentage of average interest earning assets. Prior periods have been revised to reflect the revised method of annualizing interest income and interest expense. See "Net Interest Income" under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

(2)
Non-performing loans include loans accounted for on a non-accrual basis and accruing loans contractually past due 90 days or more as to interest or principal.  Non-performing loans excludes purchased credit-impaired loans and loans held for sale.  See Note 5 in the notes to consolidated financial statements contained under "Item 8. Financial Statements and Supplementary Data."

(3)
Non-performing assets include non-performing loans, other real estate owned and other repossessed assets.  Non-performing assets excludes purchased credit-impaired loans, loans held for sale, and other real estate owned related to FDIC transactions.  See Note 5 in the notes to consolidated financial statements contained under "Item 8. Financial Statements and Supplementary Data."

Selected Financial Data (continued):

The following table sets forth our selected quarterly financial data (in thousands, except common share data):

	Three Months Ended 2017				Three Months Ended 2016
	December	September	June	March	December	September	June	March
Statement of Operations Data:
Interest income	$174,966	$176,570	$164,999	$155,911	$156,734	$140,911	$131,540	$127,992
Interest expense	21,573	19,623	16,005	12,868	11,520	10,140	8,938	8,688
Net interest income	153,393	156,947	148,994	143,043	145,214	130,771	122,602	119,304
Provision for credit losses	3,643	4,517	9,699	3,734	2,622	6,549	2,829	7,563
Net interest income after provision for credit losses	149,750	152,430	139,295	139,309	142,592	124,222	119,773	111,741
Non-interest income	89,319	95,264	90,517	91,773	92,823	108,387	92,000	81,693
Non-interest expenses	175,324	162,294	165,559	155,665	165,760	170,385	147,906	135,800
Income before income taxes	63,745	85,400	64,253	75,417	69,655	62,224	63,867	57,634
Income tax (benefit) expense	(80,449)	24,557	19,787	20,880	22,464	17,805	20,455	18,520
Net income	$144,194	$60,843	$44,466	$54,537	$47,191	$44,419	$43,412	$39,114
Dividends on preferred shares	2,000	2,002	2,002	2,003	2,005	2,004	2,000	2,000
Net income available to common stockholders	$142,194	$58,841	$42,464	$52,534	$45,186	$42,415	$41,412	$37,114
Net interest margin	3.49%	3.60%	3.55%	3.52%	3.47%	3.46%	3.56%	3.53%
Tax equivalent effect	0.14	0.16	0.16	0.17	0.18	0.19	0.21	0.22
Net interest margin on a fully tax equivalent basis	3.63%	3.76%	3.71%	3.69%	3.65%	3.65%	3.77%	3.75%
Common Share Data:
Basic earnings per common share	$1.69	$0.70	$0.51	$0.63	$0.54	$0.55	$0.56	$0.51
Diluted earnings per common share	1.67	0.69	0.50	0.62	0.53	0.54	0.56	0.50
Weighted average common shares outstanding	83,946,637	83,891,175	83,842,963	83,662,430	83,484,899	77,506,885	73,475,258	73,330,731
Diluted weighted average common shares outstanding	84,964,759	84,779,797	84,767,414	84,778,130	84,674,181	78,683,170	74,180,374	73,966,935

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (1) the possibility that the actual reduction in our effective tax rate expected to result from H.R. 1, originally known as the "Tax Cut and Jobs Act" (the "Tax Reform Legislation") might be different from the estimated reduction set forth in this document; (2) the risk that funds obtained from capital raising activities will not be utilized efficiently or effectively; (3) expected revenues, cost savings, synergies, and other benefits from our merger and acquisition activities might not be realized within the expected time frames or at all and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (4) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan and lease losses, which could necessitate additional provisions for loan losses, resulting both from originated loans and loans acquired from other financial institutions; (5) the quality and composition of our securities portfolio; (6) competitive pressures among depository institutions; (7) interest rate movements and their impact on customer behavior, net interest margin and the value of our mortgage servicing rights; (8) the possibility that our mortgage banking business may experience increased volatility in its revenues and earnings and the possibility that the profitability of our mortgage banking business could be significantly reduced if we are unable to originate and sell mortgage loans at profitable margins or if changes in interest rates negatively impact the value of our mortgage servicing rights; (9) the impact of repricing and competitors’ pricing initiatives on loan and deposit products; (10) fluctuations in real estate values; (11) results of examinations of us and our bank subsidiary by regulatory authorities and the possibility that any such regulatory authority may, among other things, limit our business activities, require us to change our business mix, increase our allowance for loan and lease losses, write-down asset values or increase our capital levels, or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; (12) our ability to adapt successfully to technological changes to meet customers’ needs and developments in the market place; (13) the possibility that security measures implemented might not be sufficient to mitigate the risk of a cyber attack or cyber theft, and that such security measures might not protect against systems failures or interruptions; (14) our ability to realize the residual values of our direct finance, leveraged and operating leases; (15) our ability to access cost-effective funding; (16) changes in financial markets; (17) changes in economic conditions in general and in the Chicago metropolitan area in particular; (18) the costs, effects and outcomes of litigation; (19) new legislation or regulatory changes, including but not limited to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and regulations adopted thereunder, changes in capital requirements pursuant to the Dodd-Frank Act, changes in the interpretation and/or application of laws and regulations by regulatory authorities, other governmental initiatives affecting the financial services industry and changes in federal and/or state tax laws, including but not limited to the Tax Reform Legislation, or interpretations thereof by taxing authorities; (20) changes in accounting principles, policies or guidelines; (21) our future acquisitions of other depository institutions or lines of business; and (22) future goodwill impairment due to changes in our business, changes in market conditions, or other factors.

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

Our net income is also affected by non-interest income and non-interest expenses.  During the periods under report, non-interest income included revenue from our key fee initiatives: net lease financing income, mortgage banking revenue, treasury management fees, trust and asset management fees, card fees and capital markets and international banking fees. Non-interest income also included consumer and other deposit service fees, brokerage fees, loan service fees, increase in cash surrender value of life insurance, net gain (loss) on investment securities, net gain (loss) on disposal of other assets, and other operating income. During the periods under report, non-interest expenses included salaries and employee benefits expense, occupancy and equipment expense, computer services and telecommunication expense, advertising and marketing expense, professional and legal expense, other intangibles amortization expense, branch exit and facilities impairment charges (recovery), net loss (gain) recognized on other real estate owned and other related expense, prepayment fees on interest bearing liabilities, and other operating expenses. Additionally, dividends on preferred shares reduced net income available to common stockholders.

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

On December 31, 2015, the Company completed the acquisition of MSA Holdings, LLC ("MSA"), then the parent company of MainStreet Investment Advisors, LLC and Cambium Asset Management, LLC. The Company recorded $13.5 million in goodwill and $8.8 million in other intangibles as a result of this acquisition. See Note 2 of the notes to our audited consolidated financial statements contained in Item 8 of this report for additional information. In 2017, Cambium was merged into Cedar Hill, a registered investment advisor subsidiary of MB Financial Bank which became a subsidiary of MSA following that transaction.

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

We had net income and net income available to common stockholders of $304.0 million and $296.0 million, respectively, for the year ended December 31, 2017 compared to net income and net income available to common stockholders of $174.1 million and $166.1 million, respectively, for the year ended December 31, 2016 and net income and net income available to common stockholders of $158.9 million and $150.9 million, respectively for the year ended December 31, 2015. Fully diluted earnings per common share were $3.49 for the year ended December 31, 2017 compared to $2.13 per common share in 2016 and $2.02 per common share in 2015.

The increase in earnings from the year ended December 31, 2016 to the year ended December 31, 2017 was due to strong loan growth, improvements in nearly all key fee initiatives, our merger with American Chartered completed in the third quarter of 2016, and the tax benefit recognized due to the tax reform legislation, partly offset by an increase in non-interest expense. Net interest income increased by $84.5 million due to organic loan growth as well as the full year impact of the American Chartered merger. This increase was partly offset by the $39.0 million increase in non-interest expense mostly due to the full year impact of the American Chartered merger. Non-interest expense also increased due to higher salaries and employee benefits expense (new hires, annual pay increases, and $2.7 million in one-time bonuses associated with the tax reform legislation), higher branch exit and facilities impairment charges (closing of nine branches), and a $7.5 million charitable contribution associated with the tax reform legislation. In addition, the Company recognized a $104.2 million tax benefit in 2017 due to the impact of the tax reform legislation on our net deferred tax liabilities.

The increase in earnings from the year ended December 31, 2015 to the year ended December 31, 2016 was due to higher net interest income and non-interest income. Net interest income increased by $52.3 million due to organic loan growth as well as the impact of the American Chartered merger. Non-interest income increased by $52.8 million primarily as a result of the $31.0 million increase in mortgage banking revenue and the $9.3 million increase in trust and asset management fees. These increases were partly offset by the $85.7 million increase in non-interest expense as a result of higher salaries and employee benefits, occupancy and equipment, computer services and telecommunication, and other operating expenses impacted by the American Chartered merger and acquisition of MSA as well as a $4.0 million charitable contribution. Non-interest expense was also higher due to the $18.2 million increase in merger related and repositioning expenses as a result of the American Chartered merger and the contingent consideration expense related to our December 2012 acquisition of Celtic. See "Non-interest Expenses" section for a detailed schedule of merger related expenses. Given Celtic's stronger than expected lease residual performance subsequent to the acquisition, we increased the fair value of the residual based contingent consideration by $3.7 million during 2016.

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

Residual Value of Our Direct Finance, Leveraged, and Operating Leases.  Lease residual value represents the present value of the estimated fair value of the leased equipment at the termination date of the lease.  Realization of these residual values depends on many factors, including management’s use of estimates, assumptions, and judgment to determine such values.  Several other factors outside of management’s control may reduce the residual values realized, including general market conditions at the time of expiration of the lease, whether there has been technological or economic obsolescence or unusual wear and tear on, or use of, the equipment and the cost of comparable equipment.  If, upon the expiration of a lease, we sell the equipment and the amount realized is less than the recorded value of the residual interest in the equipment, we will recognize a loss reflecting the difference.  On a quarterly basis, management reviews the lease residuals for potential impairment.  If we fail to realize our aggregate recorded residual values, our financial condition and profitability could be adversely affected.  At December 31, 2017, the aggregate residual value of the equipment leased under our direct finance, leveraged, and operating leases totaled $214.3 million compared to $178.4 million at December 31, 2016.  See Note 1 and Note 6 of our audited consolidated financial statements for additional information.

Income Tax Accounting.  Accounting Standards Codification ("ASC") Topic 740 provides guidance on accounting for income taxes by prescribing the minimum recognition threshold that a tax position must meet to be recognized in the financial statements.  ASC Topic 740 also provides guidance on measurement, recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of December 31, 2017, the Company had $113 thousand of uncertain tax positions.  The Company elects to treat interest and penalties recognized for the underpayment of income taxes as income tax expense.  However, interest and penalties imposed by taxing authorities on issues specifically addressed in ASC Topic 740 will be taken out of the tax reserves up to the amount allocated to interest and penalties.  The amount of interest and penalties exceeding the amount allocated in the tax reserves will be treated as income tax expense.  As of December 31, 2017, the Company had no accrued interest related to tax reserves.  The application of income tax law is inherently complex.  Laws and regulations in this area are voluminous and are often ambiguous.  As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures.  Interpretations of, and guidance surrounding income tax laws and regulations change over time.  As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations.

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

The Company’s annual assessment date for goodwill impairment testing is as of December 31. As of December 31, 2017, the Company had three reporting units: banking, leasing and mortgage banking. Based on the Company's goodwill impairment testing, no impairment losses were recognized during the years ended December 31, 2017, 2016 and 2015. The carrying amount of goodwill increased $2.5 million to $1.0 billion at December 31, 2017 due to the Busey staff transfer as well as adjustments recognized for the American Chartered merger.

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

We have revised the method of annualizing interest income and interest expense for the calculation of net interest margin, net interest margin on a fully tax equivalent basis and net interest margin on a fully tax equivalent basis excluding the effect of acquisition accounting discount accretion on loans acquired through the bank mergers to take into account the day count interest payment convention at the interest earning asset or interest bearing liability level. Among the most common conventions are 30/360 or 365, actual/360 or 365, and actual/actual. Prior period net interest margin, net interest margin on a fully tax equivalent basis and net interest margin on a fully tax equivalent basis excluding the effect of acquisition accounting discount accretion on loans acquired through bank mergers have been revised to reflect this change in method and have decreased by approximately three to four basis points compared to what was previously reported for the years ended December 31, 2016 and 2015.

	Year Ended December 31,
(dollars in thousands)	2017			2016			2015
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans held for sale	$632,927	$22,801	3.60%	$771,384	$26,450	3.43%	$740,975	$26,804	3.62%
Loans (1) (2) (3)	12,986,256	564,433	4.31	10,489,352	441,427	4.16	8,815,956	377,520	4.24
Loans exempt from federal income taxes (4)	336,086	16,408	4.82	368,108	17,109	4.57	331,323	14,335	4.27
Taxable investment securities	1,472,596	33,975	2.31	1,576,836	35,571	2.26	1,538,709	39,299	2.55
Investment securities exempt from federal income taxes (4)	1,261,295	60,336	4.78	1,331,323	64,649	4.86	1,282,909	63,037	4.91
Federal funds sold	64	1	1.45	37	0	1.00	70	1	0.99
Other interest bearing deposits	182,651	1,353	0.74	106,075	587	0.55	117,344	318	0.27
Total interest earning assets	16,871,875	$699,307	4.11	14,643,115	$585,793	3.97	12,827,286	$521,314	4.04
Non-interest earning assets	2,758,432			2,281,357			2,000,598
Total assets	$19,630,307			$16,924,472			$14,827,884
Interest Bearing Liabilities:
Deposits:
Money market, NOW, and interest bearing deposits	$4,689,676	$16,008	0.34%	$4,185,129	$9,027	0.22%	$4,053,848	$7,060	0.17%
Savings deposit	1,114,936	1,267	0.11	1,053,429	837	0.08	962,221	502	0.05
Certificates of deposit	2,232,171	23,410	1.05	1,903,503	15,715	0.83	1,769,979	12,096	0.68
Short-term borrowings	1,558,501	14,697	0.94	1,131,560	4,195	0.37	933,530	1,412	0.15
Long-term borrowings and junior subordinated notes	571,462	14,687	2.50	589,559	9,512	1.58	297,990	7,558	2.50
Total interest bearing liabilities	10,166,746	$70,069	0.69	8,863,180	$39,286	0.44	8,017,568	$28,628	0.36
Non-interest bearing deposits	6,314,086			5,351,197			4,381,030
Other non-interest bearing liabilities	484,564			433,202			370,374
Stockholders’ equity	2,664,911			2,276,893			2,058,912
Total liabilities and stockholders’ equity	$19,630,307			$16,924,472			$14,827,884
Net interest income/interest rate spread (5)		$629,238	3.42%		$546,507	3.53%		$492,686	3.68%
Less: taxable equivalent adjustment		26,861			28,616			27,080
Net interest income, as reported		$602,377			$517,891			$465,606
Net interest margin (6)			3.54%			3.50%			3.60%
Tax equivalent effect			0.16%			0.20%			0.21%
Net interest margin on a fully tax equivalent basis (6)			3.70%			3.70%			3.81%
Effect of acquisition accounting discount accretion on loans acquired through bank mergers			(0.18)%			(0.21)%			(0.28)%
Net interest margin on a fully tax equivalent basis, excluding the effect of acquisition accounting discount accretion on loans acquired through bank mergers			3.52%			3.49%			3.53%

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

Net interest income and net interest margin on a fully tax equivalent basis were impacted by the American Chartered merger for the year ended December 31, 2017 and 2016 and by the Taylor Capital merger for the years ended December 31, 2017, 2016, and 2015. Acquired assets and assumed liabilities were recorded at fair value as required by the acquisition method of accounting. Fair value adjustments (premiums or discounts) are amortized or accreted into net interest income over the remaining terms of the related interest earning assets and interest bearing liabilities.

Net interest income on a fully tax equivalent basis increased $82.7 million during the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase in net interest income was due to organic loan growth and the full year impact of the interest earning assets acquired through the American Chartered merger. Net interest income in 2017 included interest income of $27.8 million resulting from accretion of the acquisition accounting discount recorded on loans acquired in the bank mergers compared to $28.8 million in 2016, which increased the net interest margin by 18 and 21 basis points, respectively. The net interest margin, expressed on a fully tax equivalent basis, was 3.70% for 2017 and 2016. Excluding the acquisition accounting loan discount accretion, our net interest margin on a fully tax equivalent basis would have been 3.52% for 2017 and 3.49% for 2016. This three basis point increase was mostly due to an increase in average loan yields partly offset by an increase in cost of deposits and borrowings.

Net interest income on a fully tax equivalent basis increased $53.8 million during the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase in net interest income was due to organic loan growth and the interest earning assets and interest bearing liabilities acquired through the American Chartered merger. In addition, net interest income in 2016 included interest income of $28.8 million resulting from accretion of the acquisition accounting discount recorded on loans acquired in the bank mergers compared to $33.6 million in 2015, which increased the net interest margin by 21 and 28 basis points, respectively. The net interest margin, expressed on a fully tax equivalent basis, was 3.70% for 2016 and 3.81% for

2015. Excluding the acquisition accounting loan discount accretion, our net interest margin on a fully tax equivalent basis would have been 3.49% for 2016 and 3.53% for 2015. This four basis point decrease was mostly due to a decrease in average yields earned on investment securities and an increase in cost of deposits and borrowings.

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

	Year Ended December 31,
	2017 Compared to 2016			2016 Compared to 2015
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
Interest Earning Assets:
Loans held for sale	$(4,935)	$1,286	$(3,649)	$1,075	$(1,429)	$(354)
Loans	108,107	14,899	123,006	70,524	(6,617)	63,907
Loans exempt from federal income taxes (1)	(1,536)	835	(701)	1,664	1,110	2,774
Taxable investment securities	(2,391)	795	(1,596)	954	(4,682)	(3,728)
Investment securities exempt from federal income taxes (1)	(3,361)	(952)	(4,313)	2,358	(746)	1,612
Federal funds sold	—	1	1	(1)	—	(1)
Other interest bearing deposits	521	245	766	(33)	302	269
Total increase (decrease) in interest income	96,405	17,109	113,514	76,541	(12,062)	64,479
Interest Bearing Liabilities:
Deposits
Money market, NOW, and interest bearing deposits	1,197	5,784	6,981	235	1,732	1,967
Savings deposits	52	378	430	51	284	335
Certificates of deposits	3,000	4,695	7,695	963	2,656	3,619
Short-term borrowings	2,063	8,439	10,502	355	2,428	2,783
Long-term borrowings and junior subordinated notes	(301)	5,476	5,175	5,433	(3,479)	1,954
Total increase in interest expense	6,011	24,772	30,783	7,037	3,621	10,658
Total increase (decrease) in net interest income	$90,394	$(7,663)	$82,731	$69,504	$(15,683)	$53,821

(1)      Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% rate.

Non-interest Income

The following table presents non-interest income for the years ended December 31, 2017 and 2016 (in thousands):

	Year Ended
	December 31, 2017	December 31, 2016	Increase/ (Decrease)	Percentage Change
Non-interest income:
Mortgage banking revenue	$106,723	$148,469	$(41,746)	(28.1)%
Lease financing revenue, net	86,587	73,486	13,101	17.8
Treasury management fees	58,930	50,620	8,310	16.4
Trust and asset management fees	34,744	32,872	1,872	5.7
Card fees	18,596	16,071	2,525	15.7
Capital markets and international banking fees	15,708	13,332	2,376	17.8
Consumer and other deposit service fees	13,333	13,308	25	0.2
Brokerage fees	4,321	4,654	(333)	(7.2)
Loan service fees	8,317	7,457	860	11.5
Increase in cash surrender value of life insurance	5,421	4,075	1,346	33.0
Net gain on investment securities	562	447	115	25.7
Net loss on disposal of other assets	(2,323)	(794)	(1,529)	192.6
Other operating income	15,954	10,906	5,048	46.3
Total non-interest income	$366,873	$374,903	$(8,030)	(2.1)%
NM - not meaningful

Non-interest income decreased by $8.0 million, or 2.1%, for the year ended December 31, 2017 compared to the year ended December 31, 2016.

•
Mortgage banking revenue decreased due to lower mortgage origination volume (a result of rising rates) and lower gain on sale margin. Additionally, mortgage servicing revenue for the year ended December 31, 2016 was positively impacted by fair value changes of mortgage servicing rights net of the related economic hedge activity.

•
Leasing financing revenues increased as a result of higher rental income due to increased operating leases, fees from the sale of third-party equipment maintenance contracts driven by contract renewals, consulting revenue, and promotional income.

•	Treasury management fees increased due to new customer activity as well as the increased customer base as a result of the American Chartered merger.

•	Card fees increased due to higher debit and credit fees as a result of increased customer activity.

•	Capital markets and international banking services fees increased due mostly to higher swap and syndication fees as well as foreign currency activity.

•	Other operating income increased due to the recovery of a low to moderate income real estate investment and the increase in market value of assets held in trust for deferred compensation.

The following table presents non-interest income for the years ended December 31, 2016 and 2015 (in thousands):

	Year Ended
	December 31, 2016	December 31, 2015	Increase/ (Decrease)	Percentage Change
Non-interest income:
Mortgage banking revenue	$148,469	$117,426	$31,043	26.4%
Lease financing revenue, net	73,486	76,581	(3,095)	(4.0)
Treasury management fees	50,620	45,283	5,337	11.8
Trust and asset management fees	32,872	23,545	9,327	39.6
Card fees	16,071	15,322	749	4.9
Capital markets and international banking fees	13,332	8,148	5,184	63.6
Consumer and other deposit service fees	13,308	13,282	26	0.2
Brokerage fees	4,654	5,754	(1,100)	(19.1)
Loan service fees	7,457	6,259	1,198	19.1
Increase in cash surrender value of life insurance	4,075	3,391	684	20.2
Net gain (loss) on investment securities	447	(176)	623	354.0
Net loss on disposal of other assets	(794)	(2)	(792)	NM
Other operating income	10,906	7,280	3,626	49.8
Total non-interest income	$374,903	$322,093	$52,810	16.4%
NM - not meaningful
Non-interest income increased by $52.8 million, or 16.4%, for the year ended December 31, 2016 compared to the year ended December 31, 2015.

•	Mortgage banking revenue increased due to higher gain on sale margin and higher mortgage servicing fees.

•	Leasing revenues decreased due to lower residual gains partly offset by higher fees from the sale of third-party equipment maintenance contracts.

•	Treasury management fees increased due to new customer activity as well as the increased customer base as a result of the American Chartered merger.

•
Trust and asset management fees increased due to the addition of new customers as well as the acquisitions of MSA on December 31, 2015 and the Illinois court-appointed guardianship and special needs trust business in the third quarter of 2015.

•	Capital markets and international banking services fees increased due to higher swap, M&A advisory and syndication fees.

•	Other operating income increased due to higher earnings from investments in Small Business Investment Companies.

Non-interest Expenses

The following table presents non-interest expense for the years ended December 31, 2017 and 2016 (in thousands):

	Year Ended
	December 31, 2017	December 31, 2016	Increase/ (Decrease)	Percentage Change
Non-interest expense:
Salaries and employee benefits	$419,179	$400,501	$18,678	4.7%
Occupancy and equipment expense	62,556	57,130	5,426	9.5
Computer services and telecommunication expense	40,591	43,468	(2,877)	(6.6)
Advertising and marketing expense	12,235	11,971	264	2.2
Professional and legal expense	10,207	12,879	(2,672)	(20.7)
Other intangibles amortization expense	8,193	7,305	888	12.2
Branch exit and facilities impairment charges	8,353	(2,709)	11,062	408.3
Net loss (gain) recognized on other real estate owned and other related expense	1,344	(1,599)	2,943	184.1
Other operating expenses	96,184	90,905	5,279	5.8
Total non-interest expenses	$658,842	$619,851	$38,991	6.3%

Non-interest expense increased by $39.0 million, or 6.3%, from the year ended December 31, 2016 to the year ended December 31, 2017 mostly due to the full year impact of the American Chartered merger. Non-interest expenses include $9.1 million and $23.7 million in merger related and repositioning expenses for the year ended December 31, 2017 and 2016, respectively.

•
Salaries and employee benefits expense increased due to new hires, annual pay increases, and the full year impact of the increased staff from the American Chartered merger. In addition, the Company recognized $2.7 million in one-time bonuses as a result of the enactment of the Tax Reform Legislation. These increases were partly offset by a decrease in mortgage volume related commissions.

•	Occupancy and equipment expense increased due to higher depreciation and property tax expenses mainly the result of the American Chartered merger.

•	Computer services and telecommunication expense decreased due to less merger expenses related to the American Chartered merger.

•	Professional and legal expense decreased due to less merger related expenses and legal fees partly offset by higher consulting fees.

•
Branch exit and facilities impairment charges increased as a result of the closing of nine branches in 2017. The prior year included a reversal of an exit cost due to a favorable lease termination on a branch acquired through the Taylor Capital merger.

•	Non-interest expense was also impacted by net losses on other real estate properties compared to net gains recognized in the prior year.

•
Other operating expenses increased due to a $7.5 million contribution to the MB Financial Charitable Foundation (compared to a $4.0 million contribution in 2016) and higher FDIC premiums as a result of a larger balance sheet.

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

•	Advertising and marketing expense increased due to increased brand awareness advertising.

•	Professional and legal expense increased due to increased litigation and consulting fees.

•	Other intangible amortization expense was higher due to the customer and core deposit intangibles recorded as a result of the acquisition of MSA and the American Chartered merger, respectively.

•	Branch exit and facilities impairment charges decreased as a result of a reversal of an exit cost due to a favorable lease termination in 2016 on a branch acquired through the Taylor Capital merger.

•	Non-interest expense was also impacted by higher gains recognized on other real estate owned properties.

•
Other operating expenses increased due to higher FDIC premiums (as a result of MB Financial Bank, N.A. (the "Bank") exceeding $10 billion in assets), filing and other loan expense and card expenses (higher rewards and product development expense) as well as the contingent consideration expense related to our December 2012 acquisition of Celtic and a $4.0 million charitable contribution.

The following table presents the detail of the merger related and repositioning expenses (in thousands):

	Year Ended December 31,
	2017	2016	2015
Merger related and repositioning expenses:
Salaries and employee benefits	$2,728	$13,327	$(176)
Occupancy and equipment expense	129	207	275
Computer services and telecommunication expense	247	4,702	306
Advertising and marketing expense	5	123	2
Professional and legal expense	143	2,037	2,460
Branch exit and facilities impairment charges	6,594	(2,864)	8,515
Contingent consideration expense (1)	(454)	3,703	—
Other operating expenses	(253)	2,477	(5,876)
Total merger related and repositioning expenses	$9,139	$23,712	$5,506

(1)	Resides in other operating expenses in the consolidated statements of operations.

In 2017, merger related and repositioning expenses included costs incurred in connection with the American Chartered merger, branch exit and facilities impairment charges related to the closing of nine branches, and an increase in contingent consideration expense related to our acquisition of Celtic as well as a decrease related to our acquisition of MSA.

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

Income Taxes

Income tax expense for the year ended December 31, 2017 was a benefit of $15.2 million compared to expense of $79.2 million for the year ended December 31, 2016.  The decrease was mainly due to the enactment of the Tax Reform Legislation, which, among other changes, reduced the Federal corporate income tax rate from 35% to 21% effective January 1, 2018. As a result of the Tax Reform Legislation, we were required to revalue our net deferred tax liabilities at December 31, 2017 which resulted in a tax benefit of $104.2 million. This revaluation is considered provisional as of December 31, 2017. The decrease in income tax expense was also attributable to tax benefits of $9.0 million associated with stock-based compensation, the impact of the July 1, 2017 Illinois income tax rate increase on our Illinois deferred tax assets, a reversal of a tax liability no longer needed related to two of our acquired entities and a reduction in tax accruals attributable to compensation. The tax expense or benefit related to the vesting of restricted shares and exercises of stock options can fluctuate from period to period based on the level of overall activity and changes in the market value of our common shares.

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

The following table presents information on our income tax rate (dollars in thousands):

	Year Ended
	December 31,
	2017	2016	2015
Income before income taxes - as reported	$288,815	$253,380	$232,159
Tax at Federal statutory rate (35%)	101,085	88,683	81,256
Increase (decrease) due to:
Tax exempt income, net	(19,053)	(19,646)	(18,096)
State tax expense (benefit), net of Federal impact	12,695	10,030	9,256
Other items, net	1,397	1,631	1,752
Tax expense before discrete items	96,124	80,698	74,168
Income tax rate before discrete items (effective tax rate)	33.3%	31.8%	31.9%
Discrete tax expense (benefit) items (1)	(2,682)	(2,954)	(1,475)
Discrete tax benefit corporate tax rate changes (2)	(106,563)	—	—
Discrete tax expense (benefit) merger related items (3)	(2,104)	1,500	518
Income tax (benefit) expense - as reported	$(15,225)	$79,244	$73,211
Income tax rate	(5.3)%	31.3%	31.5%

(1)
Includes tax benefits on the vesting of restricted shares, exercise of options and other compensation, changes in unrecognized tax benefits as well as a $2.1 million increase in state income tax accruals as a result of income allocation to high income tax rate jurisdictions in 2017.

(2)
Includes tax benefit due to the impact of the Illinois state income tax rate increase (effective July 1, 2017) on our deferred tax assets and the impact of the Federal income tax rate decrease due to the Tax Reform Legislation (enacted on December 22, 2017) on our net deferred tax liabilities.

(3)	Includes reversals of a tax liability in 2017 no longer needed specifically related to two entities we acquired and certain non-deductible merger related items.

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

Net income from our Banking Segment for the year ended December 31, 2017 increased $46.1 million to $180.9 million compared to the prior year. This increase in net income was due to an increase in net interest income, driven by growth in our legacy loan portfolio and the full year impact of the interest earning assets acquired through the American Chartered merger, and an increase in other non-interest income. This increase was partly offset by higher salaries and employee benefits expense due to annual pay increases, new hires, and the full year impact of the increased staff from the American Chartered merger. Net income also increased as a result of a $6.5 million tax benefit as a result of the Tax Reform Legislation.

Net income from our Leasing Segment for the year ended December 31, 2017 increased $65.2 million to $85.9 million compared to the prior year. This increase in net income was mainly due to a $65.3 million tax benefit as a result of the Tax Reform Legislation. In addition, lease financing revenues increased compared to the prior year as a result of higher rental income due to increased operating leases, fees from the sale of third-party equipment maintenance contracts driven by contract renewals, consulting revenue, and promotional income. The increase in lease financing revenues was mostly offset by an increase in provision for credit losses (greater loan charge-offs) and salaries and employee benefits expense (increased salaries related to the investment in sales and other revenue generating staff and increased commissions due to higher lease financing revenues).

Net income from our Mortgage Banking Segment for the year ended December 31, 2017 increased $18.6 million to $37.3 million compared to the prior year. This increase in net income was mainly due to an increase in net interest income (higher average loan balances), a decrease in salaries and employee benefits expense (lower origination volume and decrease in number of employees excluding staff transferred from Busey Bank in December 2017), and a $32.4 million tax benefit as a result of the Tax Reform Legislation. These favorable variances were partly offset by the decrease in mortgage banking revenue. Mortgage origination revenue decreased due to lower mortgage origination volume and lower gain on sale margin. Mortgage servicing revenue decreased as mortgage servicing revenue for the year ended December 31, 2016 was positively impacted by fair value changes of mortgage servicing rights net of the related economic hedge activity.

Balance Sheet

Total assets increased $784.6 million, or 4.1%, from December 31, 2016 to $20.1 billion at December 31, 2017 due to growth in loans partly offset by a decrease in investment securities.

•	Cash and cash equivalents increased by $115.8 million, or 25.0%, from December 31, 2016 to $579.2 million at December 31, 2017.

•
Investment securities decreased $427.7 million, or 14.7%, from December 31, 2016 to $2.5 billion at December 31, 2017 as a result of principal payments on our mortgage-backed securities and a decrease in our corporate bonds due to calls and maturities.

•
Gross loans, excluding purchased credit-impaired loans and loans held for sale, increased from December 31, 2016 to December 31, 2017 by $1.2 billion, or 9.8%, driven by increases in commercial, commercial real estate, and residential real estate loan balances.

•	Lease investments, net, increased by $97.7 million, or 31.4%, due to increased originations of operating leases.

•	Goodwill increased by $2.5 million, or 0.3%, due to the Busey staff transfer and adjustments recognized for the American Chartered merger.

Total liabilities increased by $354.0 million, or 2.1%, from December 31, 2016 to December 31, 2017.

•
Total deposits increased by $847.9 million, or 6.0%, to $15.0 billion at December 31, 2017 from $14.1 billion at December 31, 2016, with about half of the growth driven by low-cost deposits and the remaining by certificates of deposit.

•
Total borrowings decreased by $514.1 million, or 24.6%, to $1.6 billion at December 31, 2017. The decrease in total borrowings was due to the decrease in short-term FHLB advances partly offset by the issuance by the Bank of $175.0 million in subordinated notes in November 2017.

Total stockholders’ equity increased $430.6 million at December 31, 2017 compared to December 31, 2016 mainly as a result of the $194.7 million net proceeds of the issuance of depositary shares, each representing a 1/40th interest in a share of the Company’s 6.00% Non-Cumulative Perpetual Preferred Stock, Series C, in November 2017 and earnings for the year net of dividends declared. Of the net proceeds of the issuance of the Series C depositary shares, $100.0 million were utilized by the Company to redeem all of the outstanding shares of the Company’s Perpetual Non-Cumulative Preferred Stock, Series A (which had an annual dividend rate of 8.00%) on February 15, 2018 and $20.0 million will be utilized by the Company for the redemption on March 19, 2018 of the Floating Rate Junior Subordinated Deferrable Interest Debentures relating to certain of the Company’s trust preferred securities.

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

The following table sets forth the amortized cost and fair value of our investment securities, by type of security as indicated (in thousands):

	Year Ended December 31,
	2017		2016		2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
U.S. Government sponsored agencies and enterprises	$23,013	$23,007	$23,267	$23,415	$63,805	$64,611
States and political subdivisions	363,813	379,325	376,541	391,365	373,285	396,367
Residential mortgage-backed securities	861,594	852,699	988,744	983,684	759,816	763,549
Commercial mortgage-backed securities	71,554	72,035	91,949	93,008	128,509	130,107
Corporate bonds	70,155	70,197	193,164	193,895	222,784	219,628
Equity securities	11,236	11,063	11,000	10,828	10,757	10,761
Total Available for Sale	1,401,365	1,408,326	1,684,665	1,696,195	1,558,956	1,585,023
Held to maturity
States and political subdivisions	878,400	910,512	910,608	929,178	1,016,519	1,052,755
Residential mortgage-backed securities	80,682	81,943	159,142	164,562	214,291	222,012
Total Held to Maturity	959,082	992,455	1,069,750	1,093,740	1,230,810	1,274,767
Total	$2,360,447	$2,400,781	$2,754,415	$2,789,935	$2,789,766	$2,859,790

Fannie Mae-issued mortgage-backed securities included in the available for sale and held to maturity portfolios had an aggregate book value and market value of $414.5 million and $410.5 million, respectively, at December 31, 2017.  Freddie Mac-issued mortgage-backed securities included in the available for sale and held to maturity portfolios had an aggregate book value and market value of $286.1 million and $283.7 million at December 31, 2017, respectively.  We do not have any meaningful direct or indirect holdings of subprime residential mortgage investment securities, home equity lines of credit investment securities, or any Fannie Mae or Freddie Mac preferred or common equity securities in our investment portfolio.

     The Company has no direct exposure to the State of Illinois, but approximately 20% of the state and political subdivisions portfolio consisted of securities issued by municipalities in Illinois at December 31, 2017.  Approximately 26% of state and political subdivisions securities were insured and approximately 95% of our state and political subdivisions securities consisted of general obligation issues at December 31, 2017.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities at December 31, 2017 (dollars in thousands):

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years
	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield
Available for sale (fair value)
U.S. Government sponsored agencies and enterprises	$17,896	1.54%	$5,111	1.96%	$—	—%	$—	—%
States and political subdivision (1)	25,509	3.33	146,162	3.23	43,290	2.85	164,364	3.56
Residential mortgage-backed securities (2)	213	1.75	9,427	1.90	265,386	2.03	577,673	2.22
Commercial mortgage-backed securities (2)	1	1.83	41,699	2.95	—	—	30,335	3.75
Corporate bonds	70,197	2.67	—	—	—	—	—	—
Equity securities	—	—	—	—	—	—	11,063	2.17
Total Available for Sale	113,816	2.64	202,399	3.08	308,676	2.15%	783,435	2.56
Held to maturity (amortized cost)
States and political subdivision (1)	36,424	2.10	188,783	3.12	183,390	3.33	469,803	2.95
Residential mortgage-backed securities (2)	—	—	—	—	—	—	80,682	4.72
Total Held to Maturity	36,424	2.10	188,783	3.12	183,390	3.33	550,485	3.21
Total	$150,240	2.51%	$391,182	3.10%	$492,066	2.59%	$1,333,920	2.83%

(1)   Yield is reflected on a fully tax equivalent basis utilizing a 35% tax rate.
(2)   These securities are presented based upon contractual maturities.

Loan Portfolio

The following table sets forth the composition of our loan portfolio (dollars in thousands):

	At December 31,
	2017		2016		2015		2014		2013
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial related loans:
Commercial	$4,786,180	34%	$4,346,506	34%	$3,616,286	37%	$3,245,206	36%	$1,281,377	22%
Commercial collateralized by assignment of lease payments	2,113,135	15	2,002,976	16	1,779,072	18	1,692,258	18	1,494,188	26
Commercial real estate	4,147,529	30	3,788,016	29	2,695,676	27	2,544,867	28	1,647,700	29
Construction real estate	406,849	3	518,562	4	252,060	3	247,068	3	141,253	3
Total commercial related loans	11,453,693	82	10,656,060	83	8,343,094	85	7,729,399	85	4,564,518	80
Other loans:
Residential real estate	1,432,458	10	1,060,828	8	628,169	6	503,287	5	314,440	5
Indirect vehicle	667,928	4	541,680	4	384,095	4	268,840	3	262,632	5
Home equity	219,098	2	266,377	2	216,573	2	251,909	3	268,289	5
Other consumer	73,141	1	80,781	1	80,661	1	78,137	1	66,952	1
Total other loans	2,392,625	17	1,949,666	15	1,309,498	13	1,102,173	12	912,313	16
Gross loans, excluding purchased credit-impaired loans	13,846,318	99	12,605,726	98	9,652,592	98	8,831,572	97	5,476,831	96
Purchased credit-impaired loans	119,744	1	163,077	2	141,406	2	251,645	3	235,720	4
Total loans	$13,966,062	100%	$12,768,803	100%	$9,793,998	100%	$9,083,217	100%	$5,712,551	100%

Gross loans, excluding purchased credit-impaired, increased from 2016 to 2017 by $1.2 billion, or 9.8%, driven by increases in commercial, commercial real estate, and residential real estate loan balances. Gross loans, excluding purchased credit-impaired, increased from 2015 to 2016 by $3.0 billion, or 30.6%, due to loans acquired through the American Chartered merger and organic growth.

The following table sets forth the composition of our loan portfolio (excluding loans held for sale) as of the dates indicated showing the balances of legacy loans and loans acquired through the Taylor Capital and American Chartered mergers (dollars in thousands):

	December 31, 2017				December 31, 2016
	Legacy (1)	Acquired (2)	Total	% of Total	Legacy (1)	Acquired (2)	Total	% of Total
Commercial related credits:
Commercial loans	$4,532,153	$254,027	$4,786,180	34%	$3,548,747	$797,759	$4,346,506	34%
Commercial loans collateralized by assignment of lease payments	2,077,972	35,163	2,113,135	15	1,898,857	104,119	2,002,976	16
Commercial real estate	3,370,590	776,939	4,147,529	30	2,509,314	1,278,702	3,788,016	29
Construction real estate	401,189	5,660	406,849	3	503,226	15,336	518,562	4
Total commercial related credits	10,381,904	1,071,789	11,453,693	82	8,460,144	2,195,916	10,656,060	83
Other loans:
Residential real estate	1,212,120	220,338	1,432,458	10	775,576	285,252	1,060,828	8
Indirect vehicle	666,443	1,485	667,928	4	539,916	1,764	541,680	4
Home equity	165,297	53,801	219,098	2	179,886	86,491	266,377	2
Other consumer loans	72,742	399	73,141	1	80,028	753	80,781	1
Total other loans	2,116,602	276,023	2,392,625	17	1,575,406	374,260	1,949,666	15
Total loans excluding purchased credit-impaired loans	12,498,506	1,347,812	13,846,318	99	10,035,550	2,570,176	12,605,726	98
Purchased credit-impaired loans	79,066	40,678	119,744	1	96,169	66,908	163,077	2
Total loans	$12,577,572	$1,388,490	$13,966,062	100%	$10,131,719	$2,637,084	$12,768,803	100%

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

Loan Maturities

The following table sets forth information regarding our non-performing loans and the scheduled maturity information for the performing loans in our loan portfolio at December 31, 2017 (in thousands).  Demand loans, loans having no stated schedule of repayments, loans with no stated maturity and overdrafts are reported as due in one year or less.

		Due in One Year Or Less		Due after One Year Through Five Years		Due after Five Years
	Non-Performing	Fixed	Floating	Fixed	Floating	Fixed	Floating
	Loans (1)	Rate (2)	Rate (2)	Rate (2)	Rate (2)	Rate (2)	Rate (2)	Total
Commercial loans	$17,501	$111,575	$1,700,273	$339,194	$2,253,630	$134,525	$229,482	$4,786,180
Commercial loans collateralized by assignment of lease payments	1,021	184,478	—	1,730,612	5,656	191,368	—	2,113,135
Commercial real estate	21,235	251,180	546,982	972,923	1,618,073	210,461	526,675	4,147,529
Construction real estate	—	1,371	131,204	4,649	255,614	5,215	8,796	406,849
Residential real estate	19,584	7,329	1,056	2,590	1,095	197,723	1,203,081	1,432,458
Indirect vehicle	3,100	2,800	—	202,247	—	459,781	—	667,928
Home equity	14,305	813	31,230	13,159	26,412	25,813	107,366	219,098
Other consumer loans	62	1,899	10,964	33,767	14,535	—	11,914	73,141
Purchased credit-impaired loans	—	9,536	10,370	15,030	11,515	64,819	8,474	119,744
Gross loans	$76,808	$570,981	$2,432,079	$3,314,171	$4,186,530	$1,289,705	$2,095,788	$13,966,062

(1)	Excludes purchased credit-impaired loans. See Note 5 to our Consolidated Financial Statements for further information regarding purchased credit-impaired loans.

(2)	Excludes non-performing loans.

Asset Quality

Non-performing loans include loans accounted for on a non-accrual basis and accruing loans contractually past due 90 days or more as to interest or principal.  Management reviews the loan portfolio for problem loans on an ongoing basis.  During the ordinary course of business, management becomes aware of borrowers that may not be able to meet the contractual requirements of loan agreements.  These loans are placed under close supervision with consideration given to placing the loan on non-accrual status, increasing the allowance for loan and lease losses and (if appropriate) partial or full charge-off.  After a loan is placed on non-accrual status, any interest previously accrued but not yet collected is reversed against current income.  Generally, if interest payments are received on non-accrual loans, these payments will be applied to principal and not taken into income.  Loans will not be placed back on accrual status unless back interest and principal payments are made.  With respect to the loans that were on non-accrual status as of December 31, 2017 and 2016, the gross interest income that would have been recorded on such loans during the years ended December 31, 2017 and 2016 had such loans been current in accordance with their original terms was approximately $2.1 million and $3.0 million, respectively.  The amount of interest income on impaired loans that was included in net income for the years ended December 31, 2017 and 2016 was $904 thousand and $52 thousand, respectively.  Our general policy is to place loans 90 days past due on non-accrual status, as well as those loans that continue to pay, but display a well-defined material weakness.

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

The following table sets forth the amounts of non-performing loans, non-performing assets, and purchased credit-impaired loans (excluding loans held for sale and other real estate owned acquired as part of our FDIC-assisted transactions) at the dates indicated (dollars in thousands):

	At December 31,
	2017	2016	2015	2014	2013
Non-performing loans:
Non-accruing loans	$71,238	$48,974	$98,065	$82,733	$106,115
Loans 90 days or more past due, still accruing interest	5,570	10,378	6,596	4,354	446
Total non-performing loans	76,808	59,352	104,661	87,087	106,561
Other real estate owned	9,736	26,279	31,553	19,198	23,289
Repossessed assets	589	322	81	93	840
Total non-performing assets	$87,133	$85,953	$136,295	$106,378	$130,690
Purchased credit-impaired loans	$119,744	$163,077	$141,406	$251,645	$235,720
Total allowance for loan and lease losses	$157,710	$139,366	$128,140	$110,026	$111,746
Accruing restructured loans (1)	28,554	32,687	26,991	15,603	29,430
Total non-performing loans to total loans	0.55%	0.46%	1.07%	0.96%	1.87%
Total non-performing assets to total assets	0.43	0.45	0.87	0.73	1.36
Allowance for loan and lease losses to non-performing loans	205.33	234.81	122.43	126.34	104.87

(1)	Accruing restructured loans consists primarily of loans that have been modified and are performing in accordance with those modified terms.

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

The following table presents a summary of other real estate owned, excluding assets related to FDIC-assisted transactions, for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Beginning balance	$26,279	$31,553	$19,198
Transfers in at fair value less estimated costs to sell	6,686	4,945	21,576
Acquired from business combination	—	3,960	—
Capitalized other real estate owned costs	—	96	—
Fair value adjustments	(2,277)	(1,854)	(3,128)
Net gains on sales of other real estate owned	1,470	3,496	1,314
Cash received upon disposition	(22,422)	(15,917)	(7,407)
Ending balance	$9,736	$26,279	$31,553

As of December 31, 2017, the other real estate owned portfolio consisted of three properties with $309 thousand of other real estate owned balance related to commercial loans, four properties with $2.5 million of other real estate owned balance related to construction loans, nine properties with $6.1 million of other real estate owned balance related to commercial real estate loans and five properties with $815 thousand of other real estate owned balance related to consumer related loans.  In addition, the Company recorded net losses of $113 thousand for the year ended December 31, 2017 and net gains of $716 thousand and $845 thousand on other real estate owned related to assets acquired in FDIC-assisted transactions for the years ended December 31, 2016 and 2015, respectively.

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

	At December 31,
	2017	2016	2015

Commercial loans	$89,836	$94,049	$102,106
Commercial loans collateralized by assignment of lease payments	9,407	3,505	7,004
Commercial real estate	74,023	46,990	30,831
Total	$173,266	$144,544	$139,941

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

Under our loan risk rating system, each loan, with the exception of those included in large groups of smaller-balance homogeneous consumer related loans, is risk rated between one and nine by the originating loan officer, Senior Credit Management, Loan Review or loan committee.  A loan rated "one" represents a loan least likely to default, while a loan rated "nine" represents a loss.  The probability of loans defaulting for each risk rating, sometimes referred to as default factors, are estimated based on the frequency with which loans migrate from one risk rating to another and to default status over time.  We use a loan loss reserve model that incorporates loan risk rating migrations and historical default data over a multi-year period to develop estimated default factors ("EDFs").  The model tracks annual loan rating migrations by loan type over the last 17 years and is adjusted to reflect average losses over an economic cycle. EDFs are updated annually in December.

EDFs are multiplied by individual loan balances in each risk-rating category and by an historical loss given default estimate for each loan type (which incorporates recoveries) to determine the appropriate allowance by loan type.  This approach is applied to the commercial, lease, commercial real estate, and construction real estate components of the portfolio.

To account for current economic conditions, the general allowance for loan and lease losses also includes macroeconomic factor adjustments.  Macroeconomic factors adjust the ALLL upward or downward based on the current point in the economic cycle using predictive economic data and are applied to the loan loss model through a separate allowance element for the commercial, commercial real estate, construction real estate and lease loan components.  To determine our macroeconomic factors, we use specific economic data that are deemed predictive of future credit losses. We tested over 20 economic variables (U.S. manufacturing index, unemployment rate, U.S. GDP growth, etc.). We review this data annually to determine that such relationships continue to exist. We currently use the following macroeconomic indicators in our macroeconomic factor computation:

•	Commercial loans and lease loans: BBB-rated debt yield and number of civilians unemployed for 27 weeks or more.

•	Commercial real estate loans and construction loans: M2 Money stock, the U.S. Commercial Real Estate Index and the University of Michigan Consumer Sentiment Index.

Using the indicators noted above, a net charge-off rate is estimated and compared to our cycle average rate, resulting in a macroeconomic adjustment factor.  The macroeconomic adjustment factor is applied to each commercial loan type.  Each year, we evaluate the predictive nature of the macroeconomic factors and re-calibrate the macroeconomic models as needed.

The commercial related general loss reserve was $132.8 million as of December 31, 2017 and $120.2 million as of December 31, 2016. This increase relates to loan growth. Reserves on impaired commercial related loans are included in the “Commercial Related Specific Reserves” section below.

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

The total commercial related specific reserves component of the allowance increased to $6.1 million as of December 31, 2017 from $3.2 million as of December 31, 2016.

Consumer Related Reserves.  Pools of homogeneous loans with similar risk and loss characteristics are also assessed for probable losses.  These loan pools include consumer, residential real estate, home equity, credit cards and indirect vehicle loans.  Migration probabilities obtained from past due roll rate analyses and historical loss rates are applied to current balances to forecast charge-offs over a one-year time horizon. The reserves for consumer related loans totaled $18.9 million at December 31, 2017 and $15.9 million at December 31, 2016. The increased resulted from a higher amount of residential real estate and indirect loans.

We consistently apply our methodology for determining the appropriateness of the allowance for loan and lease losses but may adjust our methodologies and assumptions based on historical information related to charge-offs and management's evaluation of the loan portfolio. In this regard, we periodically review the following to validate our allowance for loan and lease losses: historical net charge-offs as they relate to prior periods' allowance for loan and lease loss, comparison of historical loan migration in past years compared to the current year, overall credit trends and ratios, any significant changes in loan concentrations, lending policies, and emerging impacts in the legal/regulatory landscape. In reviewing this data, we adjust qualitative factors within our allowance methodology to appropriately reflect any changes warranted by the validation process. Management believes it has established an allowance for probable loan losses as appropriate under GAAP.

We recorded $7.0 million in provision for credit losses for acquired loans related to the non-purchased credit-impaired bank merger loans as accounted for in accordance with ASC Topic 310-20 for the year ended December 31, 2017 compared to $4.6 million for the year ended December 31, 2016. No additional provisions were recorded on the purchase credit-impaired bank merger loans accounted for in accordance with ASC Topic 310-30.

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

For bank merger loans (non-purchased credit-impaired) that renewed during the period (quarter or year to date), the default factors were multiplied by the loan balance and loss given default estimate to calculate the required reserves. The amount of required reserves was recognized as a provision for credit losses in the statement of operations. For bank merger loans (non-purchased credit-impaired) that were not renewed subsequent to the merger consummation, the default factors were multiplied by the loan balance and the historical loss given default estimate. The resulting general loan loss reserve was compared to the remaining acquisition accounting discounts related to credit on the bank merger loans (non-purchased credit-impaired), with the excess recognized as a provision for credit losses in the statement of operations.

The following table presents an analysis of the allowance for loan and lease losses for the years presented (dollars in thousands):

	Year Ended December 31,
	2017	2016	2015	2014	2013
Balance at beginning of year	$141,842	$131,508	$114,057	$113,462	$128,279
Allowance for unfunded credit commitments acquired through business combination	—	—	—	1,261	—
Utilization of allowance for unfunded credit commitments	—	—	—	(637)	—
Provision for credit losses	21,593	19,563	21,386	12,052	(5,804)
Charge-offs:
Commercial	2,323	2,126	2,993	1,339	3,706
Commercial collateralized by assignment of lease payments	3,397	6,740	2,765	925	—
Commercial real estate	1,466	2,851	3,563	11,438	7,517
Residential real estate	932	1,356	1,450	1,718	2,796
Construction real estate	—	593	34	79	980
Indirect vehicle	5,433	3,505	2,980	3,735	2,911
Home equity	1,314	1,662	1,485	3,383	3,692
Other consumer	1,707	1,778	1,941	2,128	2,073
Total charge-offs	16,572	20,611	17,211	24,745	23,675
Recoveries:
Commercial	3,806	2,434	1,749	3,757	3,156
Commercial collateralized by assignment of lease payments	775	550	1,112	939	1,131
Commercial real estate	2,817	3,729	6,723	4,020	6,025
Residential real estate	724	1,210	515	1,190	479
Construction real estate	774	142	272	252	1,616
Indirect vehicle	2,282	1,837	1,853	1,736	1,411
Home equity	778	756	579	482	594
Other consumer	589	724	473	288	250
Total recoveries	12,545	11,382	13,276	12,664	14,662
Net charge-offs	4,027	9,229	3,935	12,081	9,013
Allowance for credit losses	159,408	141,842	131,508	114,057	113,462
Allowance for unfunded credit commitments	(1,698)	(2,476)	(3,368)	(4,031)	(1,716)
Allowance for loan and lease losses	$157,710	$139,366	$128,140	$110,026	$111,746
Total loans at December 31,	$13,966,062	$12,768,803	$9,793,998	$9,083,217	$5,712,551
Ratio of allowance to total loans	1.13%	1.09%	1.31%	1.21%	1.96%
Ratio of net charge-offs to average loans	0.03	0.09	0.04	0.18	0.16

Net charge-offs of $4.0 million were recorded in the year ended December 31, 2017 compared to net charge-offs of $9.2 million in the year ended December 31, 2016. A provision for credit losses of $21.6 million was recorded for the year ended December 31, 2017 compared to $19.6 million for the year ended December 31, 2016. A $7.0 million provision for credit losses for bank merger acquired loans was recorded for the year ended December 31, 2017 compared to $4.6 million for the year ended December 31, 2016.

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

The following table sets forth the allocation of the allowance for loan and lease losses as of the date presented and the percentage of loans in each category to total loans.  The purpose of this allocation is only for internal analysis of the adequacy of the allowance and is not an indication of expected or anticipated losses (dollars in thousands):

	At December 31,
	2017		2016		2015		2014		2013
		% of Total		% of Total		% of Total		% of Total		% of Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial loans	$46,176	34%	$44,483	34%	$38,751	37%	$29,079	36%	$22,977	22%
Commercial loans collateralized by assignment of lease payments	13,007	15	12,238	16	10,434	18	9,962	18	9,159	26
Commercial real estate	62,378	30	51,165	29	44,057	27	41,044	28	49,942	29
Residential real estate	7,012	10	5,971	8	5,734	6	6,646	5	8,872	5
Construction real estate	15,466	3	14,712	4	15,019	3	8,909	3	6,794	3
Consumer related loans	12,494	7	9,931	7	12,068	7	13,103	7	11,770	11
Purchased credit-impaired loans (1)	1,177	1	866	2	2,077	2	1,283	3	2,232	4
Total	$157,710	100%	$139,366	100%	$128,140	100%	$110,026	100%	$111,746	100%

(1)	Consists of allowance for loan and lease losses for commercial, commercial real estate and construction loans allocated to purchased credit-impaired loans.

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

Deposits.  We offer a variety of deposit accounts with a range of interest rates and terms.  Our core deposits consist of checking accounts, NOW accounts, money market accounts, savings accounts and non-public certificates of deposit.  These deposits, along with brokered deposits, and short-term and long-term borrowings are used to support our asset base.  Our deposits are obtained predominantly from the geographic trade areas surrounding each of our branch office locations.  We rely primarily on customer service and long-standing relationships with customers to attract and retain deposits; however, market interest rates and rates offered by competing financial institutions significantly affect our ability to attract and retain deposits.  We also use brokered deposits as an alternative funding source which allows us flexibility in managing our overall interest expense.  Low cost deposits (non-interest bearing deposits; money market, NOW, and interest bearing deposits; and savings deposits) increased by $416.9 million, or 3.4%, and certificates of deposit increased by $431.0 million, or 21.3%, at December 31, 2017 compared to the prior year. Non-interest bearing deposits decreased by $26.7 million, or 0.4%, compared to December 31, 2016. Low cost deposits comprised 84% of total deposits at December 31, 2017 compared to 86% at December 31, 2016.

The following table sets forth the composition of our deposits at the dates indicated (dollars in thousands):

	At December 31,
	2017		2016
	Amount	Percent	Amount	Percent
Non-interest bearing deposits	$6,381,512	43%	$6,408,169	45%
Money market, NOW, and interest bearing deposits	4,954,765	33	4,543,004	32
Savings deposits	1,167,810	8	1,135,992	8
Certificates of deposit, $100,000 or more	1,890,587	12	1,467,977	11
Other certificates of deposit	563,704	4	555,306	4
Total	$14,958,378	100%	$14,110,448	100%

The following table sets forth the maturities of certificates of deposit and other time deposits $100,000 and over at December 31, 2017 (in thousands):

Certificates of deposit $100,000 and over:
Maturing within three months	$284,723
After three but within six months	320,086
After six but within twelve months	469,979
After twelve months	786,758
Total certificates of deposit $100,000 and over (1)	$1,861,546

Other time deposits $100,000 and over (2):
Maturing within three months	$5,768
After three but within six months	5,980
After six but within twelve months	9,603
After twelve months	7,690
Total other time deposits $100,000 and over	$29,041

(1)	Includes brokered deposits of $1.1 billion.

(2)
Consists of time deposits held in individual retirement accounts (IRAs) and time certificates where the customer has the option to increase the principal balance and maintain the original interest rate.

Borrowings.  Total short-term and long-term borrowings were $1.4 billion at December 31, 2017 compared to $1.9 billion at December 31, 2016. The decrease was due to the decrease in short-term FHLB advances partly offset by the issuance by the Bank of $175.0 million in subordinated notes in November 2017.  We have access to a variety of borrowing sources and use short-term and long-term borrowings to support our asset base.  Short-term borrowings from time to time include federal funds purchased, securities sold under agreements to repurchase, lines of credit from correspondent banks, and Federal Home Loan Bank advances.  We also offer customers a deposit account that sweeps balances in excess of an agreed upon target amount into overnight repurchase agreements.

The following table sets forth certain information regarding our short-term borrowings at the dates and for the periods indicated (dollars in thousands):

	At or For the Year Ended December 31,
	2017	2016	2015
Federal funds purchased:
Average balance outstanding	$89,920	$53,076	$8,848
Maximum outstanding at any month-end during the period	242,500	77,750	82,124
Balance outstanding at end of period	3,250	46,750	4,530
Weighted average interest rate during the period	1.16%	0.60%	0.13%
Weighted average interest rate at end of the period	1.26	0.80	0.09
Securities sold under agreements to repurchase:
Average balance outstanding	$199,661	$202,673	$240,737
Maximum outstanding at any month-end during the period	232,789	257,901	276,724
Balance outstanding at end of period	232,789	237,538	201,207
Weighted average interest rate during the period	0.22%	0.21%	0.19%
Weighted average interest rate at end of the period	0.27	0.22	0.20
Federal Home Loan Bank advances:
Average balance outstanding	$1,267,249	$869,003	$683,808
Maximum outstanding at any month-end during the period	1,650,000	1,315,000	1,100,000
Balance outstanding at end of period	625,000	1,275,000	775,000
Weighted average interest rate during the period	1.05%	0.38%	0.14%
Weighted average interest rate at end of the period	1.31	0.63	0.17
Correspondent bank line of credit:
Average balance outstanding	$1,671	$6,808	$137
Maximum outstanding at any month-end during the period	10,000	25,000	25,000
Balance outstanding at end of period	—	10,000	25,000
Weighted average interest rate during the period	2.73%	2.11%	2.18%
Weighted average interest rate at end of the period	—	2.52	2.18

Long-term borrowings include notes payable to other banks to support a portfolio of equipment that we own and lease to other companies, Federal Home Loan Bank advances, and subordinated notes.  As of December 31, 2017 and December 31, 2016, our long-term borrowings were $505.2 million and $311.8 million, respectively.  The increase in long-term borrowings was mostly due to the issuance by the Bank of $175.0 million in subordinated notes in November 2017. On January 19, 2018, the Company pre-paid in full the unsecured term loan at the holding company level, which had an outstanding balance of $10.0 million at December 31, 2017.

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

As of December 31, 2017 and December 31, 2016, our junior subordinated notes issued to capital trusts were $211.5 million and $210.7 million, respectively.  See Notes 1 and 12 to the consolidated financial statements for further analysis.

On March 19, 2018, the Company will redeem the junior subordinated notes held by American Chartered Statutory Trust I and, as a result, all of the issued and outstanding three month LIBOR + 3.60% American Chartered Statutory Trust I capital (preferred) securities will be concurrently redeemed. The aggregate liquidation amount of these trust preferred securities is $20.0 million. American Chartered Statutory Trust I was established by American Chartered prior to the Company's acquisition of

American Chartered, and the junior subordinated notes issued by American Chartered to American Chartered Statutory Trust I were assumed by the Company upon completion of the acquisition.

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

We have no required regulatory liquidity ratios to maintain; however, we adhere to an internal policy which dictates internal thresholds.  This policy provides that we may not have a ratio of loans to deposits (including customer repurchase agreements) in excess of 90%.  In addition, our internal policy includes (i) a “liquidity coverage ratio” or LCR, designed to ensure that a bank maintains an adequate level of unencumbered, high-quality assets sufficient to meet the bank’s liquidity needs over a 30-day time horizon under an acute liquidity stress scenario and should exceed 110%, and (ii) a “net stable funding ratio” or NSFR, which is the proportion/ratio of available long-term assets to long-term, stable funding.  At December 31, 2017, we were in compliance with the foregoing policies.

At December 31, 2017, we had outstanding letters of credit, loan origination commitments, and unused commercial and retail lines of credit of approximately $4.4 billion.  We anticipate that we will have sufficient funds available to meet current origination and other lending commitments.  Certificates of deposit scheduled to mature within one year totaled $1.5 billion at December 31, 2017, including brokered deposits.

In the event that additional short-term liquidity is needed, we have established relationships with several large and regional banks to provide short-term borrowings in the form of federal funds purchases.  While, at December 31, 2017, there were no firm lending commitments in place, management believes that we could borrow approximately $641.5 million for a short time from these banks on a collective basis.  Additionally, we are a member of Federal Home Loan Bank of Chicago ("FHLB").  As of December 31, 2017, the Company had $856.3 million outstanding in FHLB advances, and could borrow an additional amount of approximately $1.0 billion.  As a contingency plan for significant funding needs, the Asset/Liability Committee may also consider the sale of investment securities, selling securities under agreement to repurchase, or the temporary curtailment of lending activities.  As of December 31, 2017, the Company had approximately $1.6 billion of unpledged securities, excluding securities available for pledge at the FHLB.

Our main sources of liquidity at the holding company level are dividends from MB Financial Bank and cash on hand. In addition, the Company has a $35.0 million unsecured line of credit with a correspondent bank. As of December 31, 2017, none was outstanding. The holding company had $219.1 million in cash of December 31, 2017, which was held at MB Financial Bank.

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

Interest rate swaps and treasury futures contracts are used in order to lessen the price volatility of the mortgage servicing rights asset. The Company also uses forward commitments to buy to-be-announced mortgage securities for which the Company does not intend to take delivery of the security and will enter into an offsetting position before physical delivery to lessen the price volatility of the mortgage servicing rights asset. These derivatives are recorded at their fair value on the consolidated balance sheets in other assets with changes in fair value recorded on the consolidated statements of operations in mortgage banking revenue in non-interest income.

For additional information, including the notional amount and fair value of our derivative instruments at December 31, 2017, see Note 20 “Derivative Financial Instruments” to the consolidated financial statements.

Contractual Obligations.  In the ordinary course of operations, we enter into certain contractual obligations.  Such obligations include the funding of operations through FHLB advances, debt issuances, subordinated notes issued to capital trusts, operating leases for premises and equipment, as well as capital expenditures for new premises and equipment.

The following table summarizes our significant contractual obligations and other potential funding needs at December 31, 2017 (in thousands):

Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Time certificates	$2,454,291	$1,508,872	$809,089	$134,284	$2,046
Long-term borrowings	505,158	50,488	269,915	5,588	179,167
Junior subordinated notes issued to capital trusts (1)	211,494	—	—	—	211,494
Operating leases	64,681	13,545	19,035	10,995	21,106
Capital expenditures	1,674	1,674	—	—	—
Total	$3,237,298	$1,574,579	$1,098,039	$150,867	$413,813
Commitments to extend credit and letters of credit	$4,440,228

(1)	May be called for redemption by us at any time. See Note 12 to the audited consolidated financial statements under Item 8. Financial Statements and Supplementary Data.

As of December 31, 2017, we had approximately $1.7 million in capital expenditure commitments outstanding which relate to various projects to renovate corporate office space and branches.  We expect to pay the outstanding commitments as of December 31, 2017 through the normal cash flows of our business operations.

Capital Resources

The Company and MB Financial Bank are subject to the risk based capital regulations administered by the banking regulatory agencies.  The risk based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among bank holding companies and banks, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets.  Under the regulations, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights.  The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items.  Under the prompt corrective action regulations, to be adequately capitalized a bank must maintain minimum ratios of total capital to risk-weighted assets of 8.00%, Tier 1 capital to risk-weighted assets of 6.00%, Tier 1 capital to total assets of 4.00%  and Common Equity Tier 1 Capital to risk-weighted assets of 4.50%.   Failure to meet these capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators, which, if undertaken, could have a direct material effect on the bank’s financial statements.  As of December 31, 2017, the most recent notification from the federal banking regulators categorized MB Financial Bank as well capitalized.

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

As of December 31, 2017, MB Financial Bank was “well capitalized” under the capital adequacy requirements then in effect.  The following table sets forth the actual and required regulatory capital amounts and ratios for MB Financial Bank and at the consolidated level as of December 31, 2017 (dollars in thousands):

					Required To Be Well
			Required For Capital		Capitalized Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets):
Consolidated	$2,428,301	14.23%	$1,364,733	8.00%	N/A	N/A
MB Financial Bank	2,217,547	13.03	1,361,855	8.00	$1,702,318	10.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	$1,910,336	11.20%	$1,023,550	6.00%	N/A	N/A
MB Financial Bank	1,883,140	11.06	1,021,391	6.00	$1,361,855	8.00%
Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$1,603,479	9.40%	$767,662	4.50%	N/A	N/A
MB Financial Bank	1,883,140	11.06	766,043	4.50	$1,106,507	6.50%
Tier 1 capital (to average assets):
Consolidated	$1,910,336	10.02%	$762,370	4.00%	N/A	N/A
MB Financial Bank	1,883,140	9.90	760,797	4.00	$950,996	5.00%

N/A — not applicable

The Company and the Bank must maintain a capital conservation buffer consisting of additional common equity tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  The capital conservation buffer requirement began to be phased in on January 1, 2016 when a buffer greater than 0.625% of risk-weighted assets was required, which amount increases each year until the buffer requirement is fully implemented on January 1, 2019. The conservation buffers for the Company and the Bank exceed the fully phased in minimum as of December 31, 2017.

We established statutory trusts for the sole purpose of issuing trust preferred securities and related trust common securities.  The trust preferred securities were included in our consolidated Tier 2 capital and total capital at December 31, 2017.  Prior to the completion of the American Chartered merger, the trust preferred securities were included in our consolidated Tier 1 capital.

On November 16, 2017, MB Financial Bank issued $175.0 million in fixed-to-floating subordinated notes that mature on December 1, 2027. The subordinated notes are callable on a semi-annual basis beginning on December 1, 2022. The allowable amount of the subordinated notes were included in our consolidated Tier 2 capital and total capital at December 31, 2017.

Statement of Cash Flows

Operating Activities.  Cash flows from operating activities primarily include net income, adjusted for items in net income that did not impact cash.  For the year ended December 31, 2017, the Company had net cash flows provided by operating activities of $574.0 million compared to net cash flows provided by operating activities of $251.6 million for the year ended December 31, 2016.  The change was due to the increase in net income and a decrease in loans held for sale.

Net cash flows provided by operating activities were $251.6 million for the year ended December 31, 2016 compared to net cash flows provided by operating activities of $205.6 million for the year ended December 31, 2015.  The change was due to less originations of loans held for sale, net of sale proceeds.

Investing Activities.  Cash flows from investing activities reflects the impact of loans and investment securities acquired for the Company’s interest-earning asset portfolios, as well as cash flows from asset sales and the impact of acquisitions.  For the year ended December 31, 2017, the Company had net cash flows used in investing activities of $907.9 million compared to net cash flows used in investing activities of $727.7 million for the year ended December 31, 2016.  The change was due to more purchases of investment securities and a larger net increase in loans.

For the year ended December 31, 2016, the Company had net cash flows used in investing activities of $727.7 million compared to net cash flows used in investing activities of $932.1 million for the year ended December 31, 2015.  The change was due to less purchases of investment securities partly offset by the growth in loans.

Financing Activities.  Cash flows from financing activities include transactions and events whereby cash is obtained from depositors, creditors or investors.  For the year ended December 31, 2017, the Company had net cash flows provided by financing activities of $449.6 million compared to net cash flows provided by financing activities of $558.1 million for the year ended December 31, 2016.  The change in cash flows from financing activities was due to an increase in payoffs of FHLB advances partly offset by a greater net increase in deposits and the proceeds from the issuance of preferred stock and from long-term borrowings.

For the year ended December 31, 2016, the Company had net cash flows provided by financing activities of $558.1 million compared to net cash flows provided by financing activities of $795.8 million for the year ended December 31, 2015.  The change in cash flows from financing activities was due to a smaller net increase in deposits.

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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at December 31, 2017 that we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown.  Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability.  The table is intended to provide an approximation of the projected repricing of assets and liabilities at December 31, 2017 based on contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced because of contractual amortization and rate adjustments on adjustable-rate loans.  Loan and investment securities’ contractual maturities and amortization reflect expected prepayment assumptions.  While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on some of the accounts will not adjust immediately to changes in other interest rates.

Therefore, the information in the table is calculated assuming that NOW, money market and savings deposits will reprice as follows: 36%, 29% and 10%, respectively, in the first three months, 10%, 21%, and 17%, respectively, in the next nine months, 32%, 43% and 50%, respectively, from one year to five years, and 22%, 7%, and 23%, respectively over five years (dollars in thousands):

	Time to Maturity or Repricing
	0 – 90	91 - 365	1 – 5	Over 5
	Days	Days	Years	Years	Total
Interest Earning Assets:
Interest earning deposits with banks	$166,774	$12,470	$1,847	$250	$181,341
Investment securities	148,412	328,501	1,137,257	867,349	2,481,519
Loans held for sale	548,578	—	—	—	548,578
Loans, including purchased credit-impaired loans	8,124,535	1,483,935	3,648,983	708,609	13,966,062
Total interest earning assets	$8,988,299	$1,824,906	$4,788,087	$1,576,208	$17,177,500
Interest Bearing Liabilities:
Money market, NOW, and interest bearing deposits	$1,619,013	$760,967	$1,860,676	$714,109	$4,954,765
Savings deposits	116,781	197,068	583,762	270,199	1,167,810
Certificates of deposit	386,564	1,120,650	945,012	2,065	2,454,291
Short-term borrowings	861,039	—	—	—	861,039
Long-term borrowings	246,554	6,254	245,812	6,538	505,158
Junior subordinated notes issued to capital trusts	211,494	—	—	—	211,494
Total interest bearing liabilities	$3,441,445	$2,084,939	$3,635,262	$992,911	$10,154,557
Cumulative rate sensitive assets (RSA)	$8,988,299	$10,813,205	$15,601,292	$17,177,500	$17,177,500
Cumulative rate sensitive liabilities (RSL)	3,441,445	5,526,384	9,161,646	10,154,557	10,154,557
Cumulative GAP (GAP=RSA-RSL)	5,546,854	5,286,821	6,439,646	7,022,943	7,022,943
RSA/Total assets	44.75%	53.83%	77.67%	85.52%	85.52%
RSL/Total assets	17.13	27.51	45.61	50.55	50.55
GAP/Total assets	27.61	26.32	32.06	34.96	34.96
GAP/RSA	61.71	48.89	41.28	40.88	40.88

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

Based on simulation modeling which assumes gradual changes in interest rates over a one-year period, we believe that our net interest income would change due to changes in interest rates as follows (dollars in thousands):

Gradual	Changes in Net Interest Income Over One Year Horizon
Changes in	At December 31, 2017		At December 31, 2016
Levels of	Dollar	Percentage	Dollar	Percentage
Interest Rates	Change	Change	Change	Change
+2.00%	$46,967	7.33%	$47,407	7.94%
+1.00%	25,565	3.99	25,076	4.20
-1.00%	(33,889)	(5.29)	(26,252)	(4.39)

In the interest rate sensitivity tables above, changes in net interest income between December 31, 2017 and December 31, 2016 reflect changes in the composition of interest earning assets and interest bearing liabilities, related interest rates, repricing frequencies, and the fixed or variable characteristics of the interest earning assets and interest bearing liabilities.  The changes in net interest income incorporate the impact of loan floors as well as shifts from low cost deposits to certificates of deposit in a rising rate environment.

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

December 31, 2017, 2016, and 2015

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework of 2013. Based on that assessment, management concluded that, as of December 31, 2017, the Company’s internal control over financial reporting was effective based on the criteria established in Internal Control—Integrated Framework.

RSM US LLP, an independent registered public accounting firm that audited the 2017 consolidated financial statements of the Company included in this Annual Report on 10-K, has audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2017. Their report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 is included in this Item under the heading “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”

/s/ Mitchell Feiger	/s/ Randall T. Conte
Mitchell Feiger	Randall T. Conte
President and	Vice President and
Chief Executive Officer	Chief Financial Officer

February 23, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of MB Financial, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited MB Financial, Inc. and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of MB Financial, Inc. and Subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes to the consolidated financial statements (collectively, the financial statements) of the Company and our report dated February 23, 2018 expressed an unqualified opinion.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP
Chicago, Illinois
February 23, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of MB Financial, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of MB Financial, Inc. and Subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 23, 2018 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2004.

Chicago, Illinois
February 23, 2018

FINANCIAL STATEMENTS

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2017 and 2016
(Amounts in thousands, except common share data)

	December 31, 2017	December 31, 2016
ASSETS
Cash and due from banks	$397,880	$364,783
Interest earning deposits with banks	181,341	98,686
Total cash and cash equivalents	579,221	463,469
Investment securities:
Securities available for sale, at fair value	1,408,326	1,696,195
Securities held to maturity, at amortized cost ($992,455 and $1,093,740 fair value at December 31, 2017 and 2016, respectively)	959,082	1,069,750
Non-marketable securities - FHLB and FRB stock	114,111	143,276
Total investment securities	2,481,519	2,909,221
Loans held for sale	548,578	716,883
Loans:
Total loans, excluding purchased credit impaired loans	13,846,318	12,605,726
Purchased credit impaired loans	119,744	163,077
Total loans	13,966,062	12,768,803
Less: Allowance for loan and lease losses	157,710	139,366
Net loans	13,808,352	12,629,437
Lease investment, net	409,051	311,327
Premises and equipment, net	286,690	293,910
Cash surrender value of life insurance	203,602	200,945
Goodwill	1,003,548	1,001,038
Other intangibles	54,766	62,959
Mortgage servicing rights, at fair value	276,279	238,011
Other real estate owned, net	9,736	26,279
Other real estate owned related to FDIC-assisted transactions	4,788	5,006
Other assets	420,810	443,832
Total assets	$20,086,940	$19,302,317
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$6,381,512	$6,408,169
Interest bearing	8,576,866	7,702,279
Total deposits	14,958,378	14,110,448
Short-term borrowings	861,039	1,569,288
Long-term borrowings	505,158	311,790
Junior subordinated notes issued to capital trusts	211,494	210,668
Accrued expenses and other liabilities	541,048	520,914
Total liabilities	17,077,117	16,723,108
STOCKHOLDERS’ EQUITY
Preferred stock, ($0.01 par value, authorized 10,000,000 shares at December 31, 2017 and 2016; Series A, 8% perpetual non-cumulative, 4,000,000 shares issued and outstanding at December 31, 2017 and 2016, $25 liquidation value; Series B, 8% cumulative voting convertible, none issued and outstanding at December 31, 2017 and 125 shares issued and outstanding at December 31, 2016, $1,000 liquidation value; Series C, 6% perpetual non-cumulative, 200,000 shares issued and outstanding at December 31, 2017 and none issued and outstanding at December 31, 2016, $1,000 liquidation value)	309,999	115,572
Common stock, ($0.01 par value; authorized 120,000,000 shares at December 31, 2017 and 2016; issued 85,801,702 shares at December 31, 2017 and 85,630,748 shares at December 31, 2016)	858	856
Additional paid-in capital	1,691,007	1,678,826
Retained earnings	1,065,303	838,892
Accumulated other comprehensive income	3,584	5,190
Less: 1,883,810 and 1,905,479 shares of treasury stock, at cost, at December 31, 2017 and 2016, respectively	(60,928)	(60,384)
Controlling interest stockholders’ equity	3,009,823	2,578,952
Noncontrolling interest	—	257
Total stockholders’ equity	3,009,823	2,579,209
Total liabilities and stockholders’ equity	$20,086,940	$19,302,317

     See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2017, 2016, and 2015
(Amounts in thousands, except share and per share data)

	2017	2016	2015
Interest income:
Loans:
Taxable	$587,234	$467,877	$404,324
Nontaxable	10,665	11,120	9,318
Investment securities:
Taxable	33,975	35,571	39,299
Nontaxable	39,218	42,022	40,974
Federal funds sold	1	—	1
Other interest earning accounts	1,353	587	318
Total interest income	672,446	557,177	494,234
Interest expense:
Deposits	40,685	25,579	19,658
Short-term borrowings	14,697	4,195	1,412
Long-term borrowings and junior subordinated notes	14,687	9,512	7,558
Total interest expense	70,069	39,286	28,628
Net interest income	602,377	517,891	465,606
Provision for credit losses	21,593	19,563	21,386
Net interest income after provision for credit losses	580,784	498,328	444,220
Non-interest income:
Mortgage banking revenue	106,723	148,469	117,426
Lease financing revenue, net	86,587	73,486	76,581
Treasury management fees	58,930	50,620	45,283
Trust and asset management fees	34,744	32,872	23,545
Card fees	18,596	16,071	15,322
Capital markets and international banking fees	15,708	13,332	8,148
Consumer and other deposit service fees	13,333	13,308	13,282
Brokerage fees	4,321	4,654	5,754
Loan service fees	8,317	7,457	6,259
Increase in cash surrender value of life insurance	5,421	4,075	3,391
Net gain (loss) on investment securities	562	447	(176)
Net loss on disposal of other assets	(2,323)	(794)	(2)
Other operating income	15,954	10,906	7,280
Total non-interest income	366,873	374,903	322,093
Non-interest expenses:
Salaries and employee benefits expense	419,179	400,501	343,531
Occupancy and equipment expense	62,556	57,130	50,510
Computer services and telecommunication expense	40,591	43,468	34,453
Advertising and marketing expense	12,235	11,971	10,072
Professional and legal expense	10,207	12,879	11,053
Other intangibles amortization expense	8,193	7,305	6,115
Branch exit and facilities impairment charges (recovery)	8,353	(2,709)	8,515
Net loss (gain) recognized on other real estate owned and other related expense	1,344	(1,599)	1,468
Prepayment fees on interest bearing liabilities	—	—	85
Other operating expenses	96,184	90,905	68,352
Total non-interest expenses	658,842	619,851	534,154
Income before income taxes	288,815	253,380	232,159
Income tax (benefit) expense	(15,225)	79,244	73,211
Net income	$304,040	$174,136	$158,948
Dividends on preferred shares	8,007	8,009	8,000
Net income available to common stockholders	$296,033	$166,127	$150,948

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - (Continued)
Years Ended December 31, 2017, 2016, and 2015
(Amounts in thousands, except share and per share data)

	2017	2016	2015
Common share data:
Basic earnings per common share	$3.53	$2.16	$2.03
Diluted earnings per common share	3.49	2.13	2.02
Weighted average common shares outstanding for basic earnings per common share	83,836,732	76,968,823	74,177,574
Diluted weighted average common shares outstanding for diluted earnings per common share	84,823,456	77,976,121	74,849,030

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2017, 2016, and 2015
(Amounts in thousands)

	2017	2016	2015

Net income	$304,040	$174,136	$158,948
Unrealized holding losses on investment securities, net of reclassification adjustments	(1,807)	(14,317)	(4,078)
Reclassification adjustment for amortization of unrealized gains on investment securities transferred to held to maturity from available for sale	(353)	(2,769)	(3,633)
Reclassification adjustments for (gains) losses included in net income	(562)	(447)	176
Other comprehensive loss, before tax	(2,722)	(17,533)	(7,535)
Income tax benefit related to items of other comprehensive loss	1,116	6,946	2,956
Other comprehensive loss, net of tax	(1,606)	(10,587)	(4,579)
Comprehensive income	$302,434	$163,549	$154,369

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2017, 2016, and 2015
(Amounts in thousands, except share and per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Treasury Stock	Noncontrolling Interest	Total Stock- holders’ Equity
Balance at December 31, 2014	$115,280	$751	$1,267,761	$629,677	$20,356	$(6,974)	$1,435	$2,028,286
Net income	—	—	—	158,948	—	—	258	159,206
Other comprehensive loss, net of tax	—	—	—	—	(4,579)	—	—	(4,579)
Issuance of common stock due to business combination	—	—	218	—	—	—	—	218
Cash dividends declared on preferred shares	—	—	—	(8,000)	—	—	—	(8,000)
Cash dividends declared on common shares ($0.65 per share)	—	—	—	(48,813)	—	—	—	(48,813)
Restricted common stock activity, net of tax	—	5	(1,804)	—	—	2,876	—	1,077
Stock option activity, net of tax	—	—	(247)	—	—	—	—	(247)
Repurchase of common shares	—	—	—	—	—	(49,963)	—	(49,963)
Repurchase of common shares in connection with employee benefit plans and held in trust for deferred compensation plan	—	—	819	—	—	(4,443)	—	(3,624)
Stock-based compensation expense	—	—	14,123	—	—	—	—	14,123
Distributions to noncontrolling interest	—	—	—	—	—	—	(400)	(400)
Balance at December 31, 2015	$115,280	$756	$1,280,870	$731,812	$15,777	$(58,504)	$1,293	$2,087,284

Net income	—	—	—	174,136	—	—	151	174,287
Other comprehensive loss, net of tax	—	—	—	—	(10,587)	—	—	(10,587)
Issuance of preferred and common stock due to business combination	1,227	97	383,775	—	—	—	—	385,099
Conversion of Series B preferred stock into common stock	(935)	—	935	—	—	—	—	—
Cash dividends declared on preferred shares	—	—	—	(8,009)	—	—	—	(8,009)
Cash dividends declared on common shares ($0.74 per share)	—	—	—	(59,047)	—	—	—	(59,047)
Restricted common stock activity, net of tax	—	2	(2,171)	—	—	2,094	—	(75)
Stock option activity, net of tax	—	1	(164)	—	—	(157)	—	(320)
Repurchase of common shares in connection with employee benefit plans and held in trust for deferred compensation plan	—	—	(20)	—	—	(3,817)	—	(3,837)
Stock-based compensation expense	—	—	16,868	—	—	—	—	16,868
Additional investment in subsidiary	—	—	(1,267)	—	—	—	(1,069)	(2,336)
Distributions to noncontrolling interest	—	—	—	—	—	—	(118)	(118)
Balance at December 31, 2016	$115,572	$856	$1,678,826	$838,892	$5,190	$(60,384)	$257	$2,579,209

Net income	—	—	—	304,040	—	—	—	304,040
Other comprehensive loss, net of tax	—	—	—	—	(1,606)	—	—	(1,606)
Issuance of preferred stock, net of issuance costs	194,719	—	—	—	—	—	—	194,719
Conversion of Series B preferred stock into common stock	(292)	—	292	—	—	—	—	—
Cash dividends declared on preferred shares	—	—	—	(8,007)	—	—	—	(8,007)
Cash dividends declared on common shares ($0.82 per share)	—	—	—	(69,622)	—	—	—	(69,622)
Restricted common stock activity, net of tax	—	—	(6,820)	—	—	3,549	—	(3,271)
Stock option activity, net of tax	—	2	1,039	—	—	—	—	1,041
Repurchase of common shares in connection with employee benefit plans and held in trust for deferred compensation plan	—	—	764	—	—	(4,093)	—	(3,329)
Stock-based compensation expense	—	—	17,476	—	—	—	—	17,476
Additional investment in subsidiary	—	—	(570)	—	—	—	(257)	(827)
Balance at December 31, 2017	$309,999	$858	$1,691,007	$1,065,303	$3,584	$(60,928)	$—	$3,009,823

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2017, 2016, and 2015
(Amounts in Thousands)

	2017	2016	2015
Cash Flows From Operating Activities
Net income	$304,040	$174,136	$158,948
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment and leased equipment	96,154	75,013	61,562
Facilities impairment charges	8,353	(2,709)	8,515
Compensation expense for share-based payment plans	17,476	16,868	14,123
(Gain) loss on sales of premises and equipment and leased equipment	(765)	783	2,446
Amortization of other intangibles	8,193	7,305	6,115
Provision for credit losses	21,593	19,563	21,386
Deferred income tax (benefit) expense	(33,493)	45,917	39,573
Amortization of premiums and discounts on investment securities, net	39,332	47,042	48,670
Accretion of premiums and discounts on loans, net	(27,840)	(29,211)	(36,651)
Accretion of FDIC indemnification asset	—	—	(96)
Net (gain) loss on investment securities	(562)	(447)	176
Proceeds from sale of loans held for sale	5,010,415	6,687,670	6,817,330
Origination of loans held for sale	(4,829,690)	(6,630,361)	(6,818,125)
Net loss (gain) on sale of loans held for sale	15,834	(28,896)	(34,075)
Origination of mortgage servicing rights	(59,810)	(68,428)	(68,690)
Change in fair value and amortization/prepayments of mortgage servicing rights	22,407	3,666	33,648
Net loss (gain) on other real estate owned	920	(2,358)	969
Increase in cash surrender value of life insurance	(5,421)	(4,075)	(3,391)
(Increase) decrease in other assets, net	(56,831)	(116,961)	(9,644)
Increase (decrease) in other liabilities, net	43,654	57,112	(37,182)
Net cash provided by operating activities	573,959	251,629	205,607
Cash Flows From Investing Activities
Proceeds from sales of investment securities available for sale	8,804	28,024	28,356
Proceeds from maturities and calls of investment securities available for sale	357,210	336,357	284,895
Purchase of investment securities available for sale	(108,590)	(17,702)	(276,664)
Proceeds from maturities and calls of investment securities held to maturity	151,979	174,201	83,061
Purchase of investment securities held to maturity	(54,206)	(31,410)	(339,454)
Purchase of non-marketable securities - FHLB and FRB stock	(135,498)	(60,316)	(58,664)
Redemption of non-marketable securities - FHLB and FRB stock	164,663	47,273	20,000
Net increase in loans	(1,151,104)	(1,023,221)	(663,235)
Purchases in mortgage servicing rights	(865)	(5,087)	(823)
Proceeds from sale of mortgage servicing rights	—	—	103,105
Purchases of premises and equipment and leased equipment	(188,762)	(191,922)	(111,124)
Proceeds from sales of premises and equipment and leased equipment	25,431	6,819	5,374
Capital improvements on other real estate owned	—	(96)	—
Proceeds from sale of other real estate owned	22,422	15,917	7,407
Proceeds from sale of other real estate owned related to FDIC-assisted transactions	3,216	8,968	16,091
Life insurance death benefit	2,764	—	—
Net cash paid in business acquisition	(3,780)	(9,010)	(18,935)
Purchase of additional investment in subsidiary from minority owners	(827)	(2,336)	—
Net payments for FDIC related covered assets	(713)	(4,113)	(11,483)
Net cash used in investing activities	(907,856)	(727,654)	(932,093)
Cash Flows From Financing Activities
Net increase in deposits	847,930	215,906	514,273
Proceeds from short-term borrowings - FHLB advances	3,125,000	3,175,000	1,950,000
Principal paid on short-term borrowings - FHLB advances	(4,000,000)	(2,975,000)	(1,875,000)
Net (decrease) increase in short-term borrowings - other	(58,249)	15,246	(1,284)
Proceeds from long-term borrowings	532,497	267,359	339,590
Principal paid on long-term borrowings	(114,129)	(71,845)	(22,232)
Issuance of preferred stock, net of issuance costs	194,719	—	—
Treasury stock transactions, net	(3,270)	(3,837)	(53,587)
Stock options exercised	2,504	1,410	499
Dividends paid on preferred stock	(8,007)	(8,009)	(8,000)
Dividends paid on common stock	(69,346)	(58,177)	(48,413)
Net cash provided by financing activities	449,649	558,053	795,846
Net increase in cash and cash equivalents	$115,752	$82,028	$69,360
Cash and cash equivalents:
Beginning of year	463,469	381,441	312,081
End of year	$579,221	$463,469	$381,441

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
Years Ended December 31, 2017, 2016, and 2015
(Amounts in Thousands)

	2017	2016	2015
Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest paid to depositors and other borrowed funds	$67,899	$38,538	$29,151
Income tax (refunds) payments, net	(3,505)	14,188	8,138
Supplemental Schedule of Noncash Investing Activities:
Investment securities held to maturity purchased not settled	$—	$(761)	$761
Loans held for sale transferred to loans held for investment	29,508	—	33,613
Loans transferred to other real estate owned	6,686	4,945	21,576
Loans transferred to other real estate owned related to FDIC-assisted transactions	2,771	2,885	4,607
Loans transferred to repossessed vehicles	2,013	3,072	928
Operating leases rewritten as direct finance leases included as loans	1,680	910	7,666
Long-term borrowings transferred to short-term borrowings	225,000	300,000	—
Supplemental Schedule of Noncash Investing Activities From Acquisitions:
Noncash assets acquired:
Investment securities available for sale	$—	$505,564	$—
Non-marketable securities -FHLB and FRB stock	—	16,000	—
Loans	1,846	1,940,702	—
Premises and equipment	157	39,048	519
Cash surrender value of life insurance	—	59,917	—
Goodwill	2,510	275,968	13,549
Other intangibles	—	25,452	8,838
Other real estate owned	—	3,960	—
Other assets	(733)	32,141	744
Total noncash assets acquired	$3,780	$2,898,752	$23,650
Liabilities assumed:
Deposits	$—	$2,389,327	$—
Short-term borrowings	—	48,305	606
Long-term borrowings	—	16,000	—
Junior subordinated notes issued to capital trusts	—	28,075	—
Other liabilities	$—	$22,966	$4,109
Total liabilities assumed	$—	$2,504,673	$4,715

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Significant Accounting Policies

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

MB Financial Bank, our largest subsidiary, has three wholly owned subsidiaries with significant operating activities: Celtic Leasing Corp., MB Equipment Finance, LLC, and MSA Holdings, LLC.

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

Mortgage Loan Representation and Warranty Reserve: The Company originates and sells residential mortgage loans in the secondary market. When the Company sells mortgage loans, it makes customary representations and warranties to the purchasers about various characteristics of each loan, such as the ownership of the loan, the validity of the lien securing the loan, the nature and extent of underwriting standards applied and the types of documentation being provided. These representations and warranties are generally enforceable over the life of the loan. If a defect in the origination process is identified, the Company may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. If there are no such defects, the Company has no liability to the purchaser for losses it may incur on such loans. Representation and warranty reserves were $7.0 million as of December 31, 2017.

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

A loan that is modified at a market rate of interest will not be classified as troubled debt restructuring in the calendar year subsequent to the restructuring if it is in compliance with the modified terms.  Payment performance prior and subsequent to the restructuring is taken into account in assessing whether it is likely that the borrower can meet the new terms.  Under certain circumstances, a loan may be returned to accrual at the time of restructuring.  A period of sustained repayment for at least six months generally is required for return to accrual status. Consistent with regulatory guidance, a troubled debt restructuring loan that is subsequently modified in another restructuring agreement but has shown sustained performance will be removed from troubled debt restructuring status provided the modified terms were market based at the time of modification.

Allowance for loan and lease losses:  The allowance for loan and lease losses ("ALLL") is established through a provision for credit losses charged to expense.  Loans are charged against the ALLL when management believes that collectability of the principal is unlikely.  The allowance is an amount that management believes will be appropriate to absorb probable losses on existing loans, based on an evaluation of the collectability of loans and prior loss and recovery experience as appropriate under GAAP.  The ALLL is based on management’s evaluation of the loan portfolio giving consideration to the nature and volume of the loan portfolio, the value of underlying collateral, overall portfolio quality, review of specific problem loans, prevailing economic conditions that may affect the borrower’s ability to pay, as well as other qualitative and environmental factors.  While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review MB Financial Bank’s ALLL, and may require it to recognize adjustments to its allowance based on their judgments of information available to them at the time of their examinations.

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

Under our loan risk rating system, each loan, with the exception of those included in large groups of smaller-balance homogeneous consumer related loans, is risk rated between one and nine by the originating loan officer, Senior Credit Management, Loan Review or loan committee.  A loan rated "one" represents a loan least likely to default, while a loan rated "nine" represents a loss.  The probability of loans defaulting for each risk rating, sometimes referred to as default factors, are estimated based on the frequency with which loans migrate from one risk rating to another and to default status over time.  We use a loan loss reserve model that incorporates loan risk rating migrations and historical default data over a multi-year period to develop estimated default factors ("EDFs").  The model tracks annual loan rating migrations by loan type over the last 17 years and is adjusted to reflect average losses over an economic cycle. EDFs are updated annually in December.

EDFs are multiplied by individual loan balances in each risk-rating category and by an historical loss given default estimate for each loan type (which incorporates recoveries) to determine the appropriate allowance by loan type.  This approach is applied to the commercial, lease, commercial real estate, and construction real estate components of the portfolio.

To account for current economic conditions, the general allowance for loan and lease losses also includes macroeconomic factor adjustments.  Macroeconomic factors adjust the ALLL upward or downward based on the current point in the economic cycle using predictive economic data and are applied to the loan loss model through a separate allowance element for the commercial, commercial real estate, construction real estate and lease loan components.  To determine our macroeconomic factors, we use specific economic data that are deemed predictive of future credit losses. We tested over 20 economic variables (U.S. manufacturing index, unemployment rate, U.S. GDP growth, etc.). We review this data annually to determine that such relationships continue to exist. We currently use the following macroeconomic indicators in our macroeconomic factor computation:

•	Commercial loans and lease loans: BBB-rated debt yield and number of civilians unemployed for 27 weeks or more.

•	Commercial real estate loans and construction loans: M2 Money stock, the U.S. Commercial Real Estate Index and the University of Michigan Consumer Sentiment Index.

Using the indicators noted above, a net charge-off rate is estimated and compared to our cycle average rate, resulting in a macroeconomic adjustment factor.  The macroeconomic adjustment factor is applied to each commercial loan type.  Each year, we evaluate the predictive nature of the macroeconomic factors and re-calibrate the macroeconomic models as needed.

Commercial Related Specific Reserves - The ALLL also includes specific reserves on impaired commercial related loans.  A loan is considered to be impaired when management believes, after considering collection efforts and other factors, the borrower’s financial condition is such that the collection of all contractual principal and interest payments due is doubtful.

At each quarter-end, impaired loans are reviewed individually, with adjustments made to the general calculated reserve for each loan as deemed necessary.  Specific adjustments are made depending on expected cash flows and/or the value of the collateral securing each loan.  Generally, the Company obtains a current external appraisal (within 12 months) on real estate secured impaired loans.  Our appraisal policy is designed to comply with the Interagency Appraisal and Evaluation Guidelines. As part of our compliance with these guidelines, we maintain an internal Appraisal Review Department that engages and reviews all third party appraisals.

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

We consistently apply our methodology for determining the appropriateness of the allowance for loan and lease losses but may adjust our methodologies and assumptions based on historical information related to charge-offs and management's evaluation of the loan portfolio. In this regard, we periodically review the following to validate our allowance for loan and lease losses: historical net charge-offs as they relate to prior periods' allowance for loan and lease loss, comparison of historical loan migration in past years compared to the current year, overall credit trends and ratios, any significant changes in loan concentrations, lending policies, and emerging impacts in the legal/regulatory landscape. In reviewing this data, we adjust qualitative factors within our allowance methodology to appropriately reflect any changes warranted by the validation process.

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

Goodwill: The excess of the cost of an acquisition over the fair value of the net assets acquired, including core deposit and client relationship intangibles, consists of goodwill.  Under the provisions of ASC Topic 350, goodwill is subject to at least annual assessments for impairment by applying a fair value based test.  The Company reviews goodwill and other intangible assets to determine potential impairment annually, or more frequently if events and circumstances indicate that the asset might be impaired, by comparing the carrying value of the asset with the anticipated future cash flows. The Company's annual assessment is done at the reporting unit level. As of December 31, 2017, the annual assessment date, the Company had three reporting units: banking, leasing and mortgage banking. The Company did not recognize impairment losses during the year ended December 31, 2017.

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

Preferred stock: Preferred stock issued in connection with the Taylor Capital Group, Inc. and American Chartered Bancorp, Inc. mergers was initially recorded at fair value. Preferred stock issued through a public offering was recorded at the liquidation preference less underwriting discounts and other allowable costs.  Preferred dividends declared are deducted from net income for computing net income available to common stockholders and earnings per common share computations.

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

Sale of maintenance contracts: LaSalle Systems Leasing ("LSL"), a division of MB Equipment Finance, LLC, sells third party maintenance contracts to customers.  The maintenance is serviced by third party providers.  Revenues are recorded net of cost of sales, as LSL is viewed as an agent under ASC Topic 605, accepting minimal credit risk, maintaining no obligation to perform maintenance under the contracts and having no control over selection of the maintenance supplier.

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

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share (amounts in thousands, except common share data):

	Years Ended December 31,
	2017	2016	2015
Distributed earnings allocated to common stock	$69,622	$59,047	$48,813
Undistributed earnings	234,418	115,089	110,135
Net income	304,040	174,136	158,948
Less: preferred stock dividends	8,007	8,009	8,000
Net income available to common stockholders for basic earnings per common share	296,033	166,127	150,948
Plus: preferred stock dividends on convertible preferred stock	7	9	—
Less: earnings and dividends allocated to participating securities	7	7	8
Earnings allocated to common stockholders for diluted earnings per common share	$296,033	$166,129	$150,940
Weighted average shares outstanding for basic earnings per common share	83,836,732	76,968,823	74,177,574
Dilutive effect of:
Stock options	567,855	435,976	300,552
Restricted shares and units	413,719	564,418	370,904
Convertible preferred stock	5,150	6,904	—
Total dilutive effect of equity awards and convertible preferred stock	986,724	1,007,298	671,456
Weighted average shares outstanding for diluted earnings per common share	84,823,456	77,976,121	74,849,030
Basic earnings per common share	$3.53	$2.16	$2.03
Diluted earnings per common share	3.49	2.13	2.02

Comprehensive income: Comprehensive income consists of net income and other comprehensive income.  Other comprehensive income includes unrealized gains and losses on securities available-for-sale, net of deferred taxes, which are reported as a separate component of stockholders’ equity on the consolidated balance sheet.

Segment Reporting: An operating segment is a component of an entity that: (i) engages in business activities from which it may earn revenues and incur expenses; (ii) has operating results that are reviewed regularly by the entity’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance; and (iii) has discrete financial information available. As of December 31, 2017, the Company had three reportable operating segments: banking, leasing and mortgage banking.

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

ASC Topic 606 "Revenue from Contracts with Customers." New authoritative accounting guidance under ASC Topic 606, "Revenue from Contracts with Customers" amended prior guidance to require an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new authoritative guidance was initially effective for reporting periods after January 1, 2017 but was deferred to January 1, 2018. The Company's revenue is comprised of interest income on financial assets, which is excluded from the scope of this new guidance, and non-interest income. This new guidance changes how certain recurring revenue streams are recognized within lease financing revenue and insignificant components of non-interest income. The Company adopted this new guidance on January 1, 2018, and it will not have a significant impact on the Company's statements of operations or financial condition.

ASC Topic 825 "Financial Instruments." New authoritative accounting guidance under ASC Topic 825 "Financial Instruments" amended prior guidance to require equity investments (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. An entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. The new guidance simplifies the impairment assessment of equity investments without readily determinable fair values, requires public entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from changes in the instrument-specific credit risk when the entity has selected the fair value option for financial instruments and requires separate presentation of financial assets and liabilities by measurement category and form of financial asset. The new authoritative guidance will be effective for reporting periods after January 1, 2018. The Company adopted this new guidance on January 1, 2018, and it will not have a significant impact on the Company's statements of operations or financial condition.

ASC Topic 405 "Liabilities-Extinguishment of Liabilities." New authoritative accounting guidance under ASC Topic 405, "Liabilities-Extinguishment of Liabilities" amended prior guidance to clarify that liabilities related to the sale of prepaid store-value products within the scope of this guidance are financial liabilities and that breakage for those liabilities are to be accounted for consistent with the breakage guidance in ASC Topic 606 "Revenue from Contracts with Customers." The new authoritative guidance will be effective for reporting periods after January 1, 2018. The Company adopted this new guidance on January 1, 2018, and it will not have a significant impact on the Company's statements of operations or financial condition.

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

ASC Topic 326 "Financial Instruments - Credit Losses." New authoritative accounting guidance under ASC Topic 326 "Financial Instruments - Credit Losses" amended the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information for credit loss estimates. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The new authoritative guidance also requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected (net of the allowance for credit losses). In addition, the credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses rather than a write-down. The new authoritative guidance will be effective for reporting periods after January 1, 2020. The Company is evaluating the new guidance and expects it to have an impact on the Company's statements of operations and financial condition, the significance of which is not yet known. Due to the significant differences in the new authoritative guidance from existing GAAP, the implementation of this guidance may result in material changes in our accounting for credit losses on the financial instruments and will be impacted by the Company's loan and securities portfolios' composition, attributes, and quality in addition to the prevailing economic conditions and forecasts at the time of adoption. As part of the Company's evaluation process, it has established a steering committee and working group, including individuals from various functional areas, to assess processes, portfolio segmentation, model development, system requirements, and needed resources. The Company is also considering third-party consultants to assist in the evaluation process.

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

ASC Topic 740 "Income Taxes." New authoritative accounting guidance under ASC Topic 740 "Income Taxes" amends prior guidance to require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new authoritative guidance will be effective for reporting periods after January 1, 2018. The

Company adopted this new guidance on January 1, 2018, and it will not have a significant impact on the Company's statements of operations or financial condition.

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

ASC Topic 220 "Income Statement - Reporting Comprehensive Income." New authoritative accounting guidance under ASC Topic 220 "Income Statement - Reporting Comprehensive Income" allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from enactment of H.R. 1, originally known as the "Tax Cut and Jobs Act." The new authoritative guidance will be effective for reporting periods after January 1, 2019 with early adoption permitted. The Company early adopted the new guidance on January 1, 2018, and it will not have a significant impact on the Company's statements of operations or financial condition.

Reclassifications: Certain prior period amounts have been reclassified to conform to current period presentation.  These reclassifications did not result in any changes to previously reported net income or stockholders’ equity.

Note 2.	Business Combinations

MSA, Holding, LLC On December 31, 2015, MB Financial Bank acquired a 100% equity interest in MSA Holdings, LLC, ("MSA") then the parent company of MainStreet Investment Advisors, LLC and Cambium Asset Management, LLC ("Cambium"), a registered investment advisor. In 2017, Cambium was merged into Cedar Hill Associates LLC, a registered investment advisor subsidiary of MB Financial Bank which became a subsidiary of MSA following that transaction.

MB Financial Bank's acquisition of MSA was accounted for under the acquisition method of accounting. Accordingly, the results of operations of the acquired company were included in the Company’s results of operations starting on January 1, 2016. Under this method of accounting, assets and liabilities acquired are recorded at their estimated fair values, net of applicable income tax effects. The excess cost over fair value of net assets acquired was recorded as goodwill. The Company recorded $13.5 million in goodwill and $8.8 million in other intangibles as a result of this acquisition. The amounts recognized for the business combination in the financial statements as of June 30, 2016 were determined to be final.

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

The fair value estimates of loans increased by $1.8 million compared to previously reported balances at December 31, 2016, which decreased the deferred tax asset by $733 thousand and goodwill by $1.1 million. The accretable discount for the non-purchased credit-impaired loans was $20.7 million as of the date of the acquisition. The non-accretable and accretable discount for the purchased credit-impaired loans was $18.4 million and $5.3 million, respectively, as of the date of the acquisition.

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

	Years Ended December 31,
	2016	2015
(in thousands)
Total revenues (net interest income plus non-interest income)	$975,188	$906,605
Net income	197,046	192,789

Revenues and earnings of the acquired company since the acquisition date have not been disclosed as it is not practicable as American Chartered was merged into the Company and separate financial information is not readily available.

Mortgage Banking Acquisition. On December 4, 2017, the Company closed on an agreement with Champaign, Illinois-based Busey Bank ("Busey") to transfer approximately 165 residential mortgage team members from Busey to MB Financial Bank and acquired certain operating leases and furniture and equipment. This acquisition adds direct origination capabilities as well as 14 retail mortgage locations across Kansas, Missouri, Nebraska, Iowa and Colorado. The added retail staff supports our strategy to grow those channels and increase our purchase share of originations. The Company recorded $3.6 million in goodwill as a result of this transaction. The amounts recognized for the business combination in the financial statements as of December 31, 2017 were determined to be provisional.

Note 3.	Restrictions on Cash and Due From Banks

MB Financial Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits.  The total of those required reserve balances was approximately $210.0 million and $204.8 million at December 31, 2017 and 2016, respectively.

The nature of the Company’s business requires that it maintain amounts with banks and federal funds sold which, at times, may exceed federally insured limits.  Management monitors these correspondent relationships and the Company has not experienced any losses in such accounts.

Note 4.	Investment Securities

Amortized costs and fair values of investment securities were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2017
Available for Sale
U.S. Government sponsored agencies and enterprises	$23,013	$3	$(9)	$23,007
States and political subdivisions	363,813	15,998	(486)	379,325
Residential mortgage-backed securities	861,594	3,035	(11,930)	852,699
Commercial mortgage-backed securities	71,554	612	(131)	72,035
Corporate bonds	70,155	84	(42)	70,197
Equity securities	11,236	—	(173)	11,063
Total Available for Sale	1,401,365	19,732	(12,771)	1,408,326
Held to Maturity
States and political subdivisions	878,400	32,559	(447)	910,512
Residential mortgage-backed securities	80,682	1,261	—	81,943
Total Held to Maturity	959,082	33,820	(447)	992,455
Total	$2,360,447	$53,552	$(13,218)	$2,400,781
December 31, 2016
Available for Sale
U.S. Government sponsored agencies and enterprises	$23,267	$148	$—	$23,415
States and political subdivisions	376,541	15,669	(845)	391,365
Residential mortgage-backed securities	988,744	5,741	(10,801)	983,684
Commercial mortgage-backed securities	91,949	1,221	(162)	93,008
Corporate bonds	193,164	1,426	(695)	193,895
Equity securities	11,000	—	(172)	10,828
Total Available for Sale	1,684,665	24,205	(12,675)	1,696,195
Held to Maturity
States and political subdivisions	910,608	21,609	(3,039)	929,178
Residential mortgage-backed securities	159,142	5,420	—	164,562
Total Held to Maturity	1,069,750	27,029	(3,039)	1,093,740
Total	$2,754,415	$51,234	$(15,714)	$2,789,935

The Company has no direct exposure to the State of Illinois, but approximately 20% of the state and political subdivisions portfolio consists of securities issued by municipalities located in Illinois as of December 31, 2017. Approximately 95% of such securities were general obligation issues as of December 31, 2017.

Unrealized losses on investment securities and the fair value of the related securities at December 31, 2017 were as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for Sale
U.S. Government sponsored agencies and enterprises	$5,111	$(9)	$—	$—	$5,111	$(9)
States and political subdivisions	9,016	(29)	18,754	(457)	27,770	(486)
Residential mortgage-backed securities	256,769	(1,853)	407,224	(10,077)	663,993	(11,930)
Commercial mortgage-backed securities	19,483	(20)	14,583	(111)	34,066	(131)
Corporate bonds	7,052	(8)	9,963	(34)	17,015	(42)
Equity securities	11,063	(173)	—	—	11,063	(173)
Total Available for Sale	308,494	(2,092)	450,524	(10,679)	759,018	(12,771)
Held to Maturity
States and political subdivisions	45,499	(257)	12,561	(190)	58,060	(447)
Total	$353,993	$(2,349)	$463,085	$(10,869)	$817,078	$(13,218)

Unrealized losses on investment securities and the fair value of the related securities at December 31, 2016 were as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for Sale
States and political subdivisions	$42,806	$(845)	$—	$—	$42,806	$(845)
Residential mortgage-backed securities	623,732	(10,084)	54,990	(717)	678,722	(10,801)
Commercial mortgage-backed securities	7,062	(9)	11,612	(153)	18,674	(162)
Corporate bonds	21,028	(204)	20,088	(491)	41,116	(695)
Equity securities	10,828	(172)	—	—	10,828	(172)
Total Available for Sale	705,456	(11,314)	86,690	(1,361)	792,146	(12,675)
Held to Maturity
States and political subdivisions	243,568	(2,999)	2,988	(40)	246,556	(3,039)
Total	$949,024	$(14,313)	$89,678	$(1,401)	$1,038,702	$(15,714)

The total number of security positions in the investment portfolio in an unrealized loss position at December 31, 2017 was 471 compared to 615 at December 31, 2016. Declines in the fair value of available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) whether or not the Company is more likely than not to sell the security before recovery of its cost basis.

As of December 31, 2017, management does not have the intent to sell any of the securities in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of December 31, 2017, management believes the impairments detailed in the table above are temporary.

Changes in market interest rates can significantly influence the fair value of securities, and the fair value of our municipal securities portfolio would decline substantially if interest rates increase materially.

Net gains (losses) recognized on investment securities available for sale were as follows (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Realized gains	$617	$614	$1,470
Realized losses	(55)	(167)	(1,646)
Net losses	$562	$447	$(176)

The amortized cost and fair value of investment securities as of December 31, 2017 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following maturity summary.

	Amortized	Fair
(In thousands)	Cost	Value
Available for sale:
Due in one year or less	$113,389	$113,602
Due after one year through five years	146,070	151,273
Due after five years through ten years	42,229	43,290
Due after ten years	155,293	164,364
Equity securities	11,236	11,063
Residential and commercial mortgage-backed securities	933,148	924,734
Total Available for Sale	1,401,365	1,408,326
Held to maturity:
Due in one year or less	36,424	36,453
Due after one year through five years	188,783	195,378
Due after five years through ten years	183,390	191,621
Due after ten years	469,803	487,060
Residential mortgage-backed securities	80,682	81,943
Total Held to Maturity	959,082	992,455
Total	$2,360,447	$2,400,781

Investment securities with carrying amounts of $726.1 million and $1.0 billion at December 31, 2017 and 2016, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law, while only $625.2 million and $756.5 million were required to be pledged at December 31, 2017 and 2016, respectively.

Note 5.	Loans

Loans consist of the following at (in thousands):

	December 31,
	2017	2016
Commercial	$4,786,180	$4,346,506
Commercial collateralized by assignment of lease payments	2,113,135	2,002,976
Commercial real estate	4,147,529	3,788,016
Residential real estate	1,432,458	1,060,828
Construction real estate	406,849	518,562
Indirect vehicle	667,928	541,680
Home equity	219,098	266,377
Other consumer	73,141	80,781
Gross loans, excluding purchased credit-impaired loans	13,846,318	12,605,726
Purchased credit-impaired loans	119,744	163,077
Total loans	$13,966,062	$12,768,803

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

Loans outstanding to executive officers and directors of the Company and MB Financial Bank, including companies in which they have management control or controlling beneficial ownership, at December 31, 2017 and 2016, were approximately $39.5 million and $72.2 million, respectively. Total advances on loans outstanding to executive officers and directors, including companies in which they have management control or controlling beneficial ownership, were $65.7 million, and total repayments were $83.3 million during the year ended December 31, 2017. In the opinion of management, these loans have similar terms to other customer loans and do not present more than normal risk of collection.

 A collateral pledge agreement exists whereby at all times, the Company must keep on hand, free of all other pledges, liens, and encumbrances, loans with unpaid principal balances aggregating no less than 160% for qualifying first mortgage loans, 167% for home equity loans, 161% for qualifying commercial real estate loan, and 105% for loans held for sale, of the outstanding advances from the Federal Home Loan Bank.  As of December 31, 2017 and 2016, the Company had $4.7 billion and $5.5 billion, respectively, of loans pledged as collateral for Federal Home Loan Bank advances and third party letters of credit, while only $3.1 billion and $3.2 billion were required to be pledged at December 31, 2017 and 2016, respectively.

The following table presents the contractual aging of the recorded investment in past due loans by class of loans as of December 31, 2017 and 2016 (in thousands):

	Current	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Total
December 31, 2017
Commercial	$4,769,244	$1,702	$6,926	$8,308	$16,936	$4,786,180
Commercial collateralized by assignment of lease payments	2,099,246	11,320	1,878	691	13,889	2,113,135
Commercial real estate:
Health care	710,722	—	—	—	—	710,722
Industrial	908,394	—	—	755	755	909,149
Multifamily	601,844	688	—	732	1,420	603,264
Retail	503,224	—	—	474	474	503,698
Office	453,960	—	956	1,454	2,410	456,370
Other	956,181	7,035	76	1,034	8,145	964,326
Residential real estate	1,410,473	12,359	1,907	7,719	21,985	1,432,458
Construction real estate	404,595	2,254	—	—	2,254	406,849
Indirect vehicle	661,028	4,905	1,083	912	6,900	667,928
Home equity	210,831	3,161	1,073	4,033	8,267	219,098
Other consumer	72,846	202	36	57	295	73,141
Gross loans, excluding purchased credit-impaired loans	13,762,588	43,626	13,935	26,169	83,730	13,846,318
Purchased credit-impaired loans	63,937	8,749	3,997	43,061	55,807	119,744
Total loans	$13,826,525	$52,375	$17,932	$69,230	$139,537	$13,966,062
Non-performing loan aging	$36,879	$8,799	$4,961	$26,169	$39,929	$76,808
December 31, 2016
Commercial	$4,337,348	$2,515	$156	$6,487	$9,158	$4,346,506
Commercial collateralized by assignment of lease payments	1,989,934	9,229	1,869	1,944	13,042	2,002,976
Commercial real estate:
Health care	582,450	—	—	—	—	582,450
Industrial	825,715	3,045	3,293	1,340	7,678	833,393
Multifamily	547,107	458	53	379	890	547,997
Retail	506,789	568	—	—	568	507,357
Office	405,992	350	475	6,381	7,206	413,198
Other	899,950	2,385	1,155	131	3,671	903,621
Residential real estate	1,041,189	8,248	3,409	7,982	19,639	1,060,828
Construction real estate	518,171	—	391	—	391	518,562
Indirect vehicle	537,221	2,836	1,062	561	4,459	541,680
Home equity	261,765	1,219	815	2,578	4,612	266,377
Other consumer	80,443	152	120	66	338	80,781
Gross loans, excluding purchased credit-impaired loans	12,534,074	31,005	12,798	27,849	71,652	12,605,726
Purchased credit-impaired loans	86,169	6,546	6,600	63,762	76,908	163,077
Total loans	$12,620,243	$37,551	$19,398	$91,611	$148,560	$12,768,803
Non-performing loan aging	$28,364	$2,308	$978	$27,702	$30,988	$59,352

The following table presents the recorded investment in non-accrual loans and loans past due ninety days or more and still accruing by class of loans, excluding purchased credit-impaired loans, as of December 31, 2017 and 2016 (in thousands):

	2017		2016
		Loans past due		Loans past due
	Non-accrual	90 days or more and still accruing	Non-accrual	90 days or more and still accruing
Commercial	$14,001	$3,500	$11,222	$1,406
Commercial collateralized by assignment of lease payments	490	531	1,364	1,197
Commercial real estate:
Health care	—	—	—	—
Industrial	8,807	—	276	1,064
Multifamily	860	—	2,662	—
Office	2,772	—	896	6,381
Retail	590	—	384	—
Other	8,016	190	83	21
Residential real estate	18,374	1,210	16,538	235
Construction real estate	—	—	—	—
Indirect vehicle	3,019	81	2,355	10
Home equity	14,305	—	13,187	—
Other consumer	4	58	7	64
Total	$71,238	$5,570	$48,974	$10,378

The reduction in interest income associated with loans on non-accrual status was approximately $2.1 million, $3.0 million, and $3.7 million for the years ended December 31, 2017, 2016, and 2015, respectively.

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

Loans not rated are included in groups of homogeneous loans with similar risk and loss characteristics and are not included in the table below. The following tables present the risk category of loans by class of loans based on the most recent analysis performed, excluding purchased credit-impaired loans, as of December 31, 2017 and 2016 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2017
Commercial	$4,535,111	$147,232	$103,837	$—	$4,786,180
Commercial collateralized by assignment of lease payments	2,095,668	7,527	9,940	—	2,113,135
Commercial real estate:
Health care	640,751	33,672	36,299	—	710,722
Industrial	885,524	12,411	11,214	—	909,149
Multifamily	595,818	146	7,300	—	603,264
Retail	492,830	8,326	2,542	—	503,698
Office	452,902	696	2,772	—	456,370
Other	891,703	37,682	34,941	—	964,326
Construction real estate	406,849	—	—	—	406,849
Total	$10,997,156	$247,692	$208,845	$—	$11,453,693
December 31, 2016
Commercial	$4,127,397	$113,838	$105,271	$—	$4,346,506
Commercial collateralized by assignment of lease payments	1,981,689	16,010	5,277	—	2,002,976
Commercial real estate:
Health care	545,663	32,251	4,536	—	582,450
Industrial	814,668	17,962	763	—	833,393
Multifamily	544,071	312	3,614	—	547,997
Retail	498,458	8,350	549	—	507,357
Office	404,811	5,299	3,088	—	413,198
Other	820,229	44,629	38,763	—	903,621
Construction real estate	518,562	—	—	—	518,562
Total	$10,255,548	$238,651	$161,861	$—	$10,656,060

Approximately $35.6 million and $17.3 million of the substandard and doubtful loans were non-performing as of December 31, 2017 and 2016, respectively.

For residential real estate, home equity, indirect vehicle and other consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in those loan classes based on payment activity, excluding purchased credit-impaired loans, as of December 31, 2017 and 2016 (in thousands):

	Performing	Non-performing	Total
December 31, 2017
Residential real estate	$1,412,874	$19,584	$1,432,458
Indirect vehicle	664,828	3,100	667,928
Home equity	204,793	14,305	219,098
Other consumer	73,079	62	73,141
Total	$2,355,574	$37,051	$2,392,625
December 31, 2016
Residential real estate	$1,044,055	$16,773	$1,060,828
Indirect vehicle	539,315	2,365	541,680
Home equity	253,190	13,187	266,377
Other consumer	80,710	71	80,781
Total	$1,917,270	$32,396	$1,949,666

The recorded investment in residential mortgage loans secured by residential real estate properties (including purchased credit-impaired loans) for which foreclosure proceedings are in process totaled $43.6 million and $29.1 million at December 31, 2017 and 2016, respectively.

The following tables present loans individually evaluated for impairment by class of loans, excluding purchased credit-impaired loans, as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017
	Unpaid Principal Balance	Recorded Investment	Partial Charge-offs	Allowance for Loan and Lease Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$8,312	$7,771	$541	$—	$5,595	$95
Commercial collateralized by assignment of lease payments	—	—	—	—	301	—
Commercial real estate:
Health care	—	—	—	—	—	—
Industrial	—	—	—	—	1,260	8
Multifamily	—	—	—	—	1,261	29
Retail	—	—	—	—	814	27
Office	527	527	—	—	1,426	18
Other	10,597	10,597	—	—	2,312	128
Residential real estate	1,950	1,912	38	—	483	—
Construction real estate	—	—	—	—	—	—
Indirect vehicle	408	202	206	—	411	26
Home equity	81	81	—	—	376	—
Other consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial	7,418	7,418	—	2,315	7,668	277
Commercial collateralized by assignment of lease payments	—	—	—	—	126	14
Commercial real estate:
Health care	—	—	—	—	—	—
Industrial	8,339	8,317	22	2,669	3,215	171
Multifamily	568	568	—	320	426	—
Retail	—	—	—	—	1,345	28
Office	2,293	2,277	16	752	636	4
Other	—	—	—	—	29	—
Residential real estate	21,380	19,014	2,366	2,158	17,616	25
Construction real estate	—	—	—	—	—	—
Indirect vehicle	—	—	—	—	—	—
Home equity	30,762	28,286	2,476	2,200	27,982	54
Other consumer	—	—	—	—	—	—
Total	$92,635	$86,970	$5,665	$10,414	$73,282	$904

	December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Partial Charge-offs	Allowance for Loan and Lease Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$9,056	$9,056	$—	$—	$5,944	$—
Commercial collateralized by assignment of lease payments	1,129	747	382	—	1,045	34
Commercial real estate:
Health care	—	—	—	—	—	—
Industrial	—	—	—	—	402	—
Multifamily	1,922	1,922	—	—	2,348	—
Retail	2,670	929	1,741	—	2,165	—
Office	—	—	—	—	256	—
Other	—	—	—	—	60	—
Residential real estate	—	—	—	—	—	—
Construction real estate	—	—	—	—	—	—
Indirect vehicle	223	122	101	—	252	—
Home equity	—	—	—	—	143	—
Other consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial	14,403	14,403	—	2,889	22,737	—
Commercial collateralized by assignment of lease payments	—	—	—	—	2,397	18
Commercial real estate:
Health care	—	—	—	—	—	—
Industrial	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Retail	3,592	3,592	—	354	6,827	—
Office	—	—	—	—	745	—
Other	—	—	—	—	235	—
Residential real estate	16,257	14,353	1,904	2,163	13,412	—
Construction real estate	—	—	—	—	—	—
Indirect vehicle	—	—	—	—	—	—
Home equity	31,104	28,790	2,314	2,930	28,677	—
Other consumer	—	—	—	—	—	—
Total	$80,356	$73,914	$6,442	$8,336	$87,645	$52

Average impaired loans for the years ended December 31, 2017, 2016 and 2015 were $73.3 million, $87.6 million and $108.9 million, respectively.  Interest income recognized on impaired loans was $904 thousand, $52 thousand and $202 thousand for the years ended December 31, 2017, 2016 and 2015, respectively.

Impaired loans as of December 31, 2017 and 2016 included accruing restructured loans of $28.6 million and $32.7 million, respectively, that have been modified and were performing in accordance with their modified terms as of those dates.  In addition, impaired loans as of December 31, 2017 and 2016 included non-performing restructured loans of $30.8 million and $27.1 million, respectively.

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

The following table presents loans that were restructured during the year ended December 31, 2017 (dollars in thousands):

	December 31, 2017
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Charge-offs and Specific Reserves
Performing:
Commercial	5	$2,491	$2,491	$373
Commercial real estate:
Industrial	3	3,174	3,174	—
Retail	2	337	337	—
Office	1	548	548	—
Other	4	4,171	4,171	—
Residential real estate	10	1,744	1,744	230
Home equity	5	122	122	9
Total	30	$12,587	$12,587	$612
Non-Performing:
Commercial	6	$1,363	$1,363	$—
Commercial real estate:
Multifamily	3	290	290	—
Retail	1	906	906	—
Other	1	554	554	—
Residential real estate	35	6,428	6,428	1,733
Indirect vehicle	40	277	277	150
Home equity	5	842	842	76
Total	91	$10,660	$10,660	$1,959

The following table presents loans that were restructured during the year ended December 31, 2016 (dollars in thousands):

	December 31, 2016
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Charge-offs and Specific Reserves
Performing:
Commercial	2	$4,388	$4,388	$412
Residential real estate	6	939	939	143
Home equity	13	2,113	2,113	172
Total	21	$7,440	$7,440	$727
Non-Performing:
Commercial	8	$17,472	$17,472	$5,784
Commercial collateralized by assignment of lease payments	2	794	794	382
Residential real estate	10	1,310	1,310	245
Indirect vehicle	33	220	220	75
Home equity	42	4,933	4,933	293
Total	95	$24,729	$24,729	$6,779

Of the troubled debt restructurings entered into during the year ended December 31, 2017, none subsequently defaulted during the year.  Performing troubled debt restructurings are considered to have defaulted when they become 90 days or more past due post-restructuring or are placed on non-accrual status.

The following tables present the troubled debt restructurings activity during the year ended December 31, 2017 (dollars in thousands):

	Performing	Non-performing
Beginning balance	$32,687	$27,068
Additions	12,587	10,660
Charge-offs	—	(536)
Principal payments, net	(1,455)	(5,160)
Removals	(12,149)	(3,722)
Transfer to other real estate owned	—	(590)
Transfers in	2,890	6,006
Transfers out	(6,006)	(2,890)
Ending balance	$28,554	$30,836

Loans removed from troubled debt restructuring status are those that were restructured in a previous calendar year at a market rate of interest and have performed in compliance with the modified terms.

The following table presents the type of modification for loans that have been restructured and the post-modification recorded investment during the year ended December 31, 2017 (dollars in thousands):

	December 31, 2017
	Extended Maturity, Amortization and Reduction of Interest Rate	Extended Maturity and/or Amortization	Delay in Payments and/or Reduction of Interest Rate	Release of Collateral	Total
Commercial	$—	$3,168	$—	$686	$3,854
Commercial real estate:
Industrial	—	3,174	—	—	3,174
Multifamily	—	290	—	—	290
Retail	—	906	337	—	1,243
Office	—	548	—	—	548
Other	—	4,725	—	—	4,725
Residential real estate	4,894	2,326	952	—	8,172
Indirect vehicle	—	—	277	—	277
Home equity	—	35	929	—	964
Total	$4,894	$15,172	$2,495	$686	$23,247

Activity in the allowance for loan and lease losses was as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Balance at beginning of year	$141,842	$131,508	$114,057
Provision for credit losses	21,593	19,563	21,386
Charge-offs:
Commercial	2,323	2,126	2,993
Commercial collateralized by assignment of lease payments	3,397	6,740	2,765
Commercial real estate	1,466	2,851	3,563
Residential real estate	932	1,356	1,450
Construction real estate	—	593	34
Indirect vehicle	5,433	3,505	2,980
Home equity	1,314	1,662	1,485
Other consumer	1,707	1,778	1,941
Total charge-offs	16,572	20,611	17,211
Recoveries:
Commercial	3,806	2,434	1,749
Commercial collateralized by assignment of lease payments	775	550	1,112
Commercial real estate	2,817	3,729	6,723
Residential real estate	724	1,210	515
Construction real estate	774	142	272
Indirect vehicle	2,282	1,837	1,853
Home equity	778	756	579
Other consumer	589	724	473
Total recoveries	12,545	11,382	13,276
Net charge-offs	4,027	9,229	3,935
Allowance for credit losses	159,408	141,842	131,508
Allowance for unfunded credit commitments	(1,698)	(2,476)	(3,368)
Balance at December 31,	$157,710	$139,366	$128,140

The following table presents the activity in the allowance for credit losses, balance in allowance for credit losses and recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2017 and 2016 (in thousands):

	Commercial	Commercial collateralized by assignment of lease payments	Commercial real estate	Residential real estate	Construction real estate	Indirect vehicle	Home equity	Other Consumer	Unfunded Commitments	Total
December 31, 2017
Allowance for credit losses:
Beginning balance	$44,661	$12,238	$51,807	$5,971	$14,758	$3,421	$4,689	$1,821	$2,476	$141,842
Charge-offs	2,323	3,397	1,466	932	—	5,433	1,314	1,707	—	16,572
Recoveries	3,806	775	2,817	724	774	2,282	778	589	—	12,545
Provision	123	3,391	10,271	1,249	(31)	4,458	1,143	1,767	(778)	21,593
Ending balance	$46,267	$13,007	$63,429	$7,012	$15,501	$4,728	$5,296	$2,470	$1,698	$159,408
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,315	$—	$3,741	$2,158	$—	$—	$2,200	$—	$437	$10,851
Collectively evaluated for impairment	43,861	13,007	58,637	4,854	15,466	4,728	3,096	2,470	1,261	147,380
Acquired and accounted for under ASC Topic 310-30 (1)	91	—	1,051	—	35	—	—	—	—	1,177
Total ending allowance balance	$46,267	$13,007	$63,429	$7,012	$15,501	$4,728	$5,296	$2,470	$1,698	$159,408
Loans:
Individually evaluated for impairment	$15,189	$—	$22,286	$20,926	$—	$202	$28,367	$—	$—	$86,970
Collectively evaluated for impairment	4,770,991	2,113,135	4,125,243	1,411,532	406,849	667,726	190,731	73,141	—	13,759,348
Acquired and accounted for under ASC Topic 310-30 (1)	13,667	—	25,490	63,137	5,220	—	10,559	1,671	—	119,744
Total ending loans balance	$4,799,847	$2,113,135	$4,173,019	$1,495,595	$412,069	$667,928	$229,657	$74,812	$—	$13,966,062
December 31, 2016
Allowance for credit losses:
Beginning balance	$39,316	$10,434	$45,475	$5,734	$15,113	$2,418	$7,374	$2,276	$3,368	$131,508
Charge-offs	2,126	6,740	2,851	1,356	593	3,505	1,662	1,778	—	20,611
Recoveries	2,434	550	3,729	1,210	142	1,837	756	724	—	11,382
Provision	5,037	7,994	5,454	383	96	2,671	(1,779)	599	(892)	19,563
Ending balance	$44,661	$12,238	$51,807	$5,971	$14,758	$3,421	$4,689	$1,821	$2,476	$141,842
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,889	$—	$354	$2,163	$—	$—	$2,930	$—	$617	$8,953
Collectively evaluated for impairment	41,594	12,238	50,811	3,808	14,712	3,421	1,759	1,821	1,859	132,023
Acquired and accounted for under ASC Topic 310-30 (1)	178	—	642	—	46	—	—	—	—	866
Total ending allowance balance	$44,661	$12,238	$51,807	$5,971	$14,758	$3,421	$4,689	$1,821	$2,476	$141,842
Loans:
Individually evaluated for impairment	$23,459	$747	$6,443	$14,353	$—	$122	$28,790	$—	$—	$73,914
Collectively evaluated for impairment	4,323,047	2,002,229	3,781,573	1,046,475	518,562	541,558	237,587	80,781	—	12,531,812
Acquired and accounted for under ASC Topic 310-30 (1)	22,257	—	46,994	72,184	4,832	—	14,549	2,261	—	163,077
Total ending loans balance	$4,368,763	$2,002,976	$3,835,010	$1,133,012	$523,394	$541,680	$280,926	$83,042	$—	$12,768,803

(1)	Loans acquired in business combinations and accounted for under ASC Topic 310-30 “Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality.”

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

During the year ended December 31, 2017, there was a provision for credit losses of $431 thousand and there were net charge-offs of $120 thousand in relation to purchased credit impaired loans. During the year ended December 31, 2016, there was a provision for credit losses of $144 thousand and net recoveries of $1.4 million in relation to purchased loans.  There was $1.2 million in allowance for loan and lease losses related to these purchased credit impaired loans at December 31, 2017 and $866 thousand at December 31, 2016.  The provision for credit losses and accompanying charge-offs are included in the table above.

Changes in the accretable yield for loans acquired and accounted for under ASC Topic 310-30 were as follows for the years ended December 31, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2017	2016
Balance at beginning of period	$16,050	$12,596
Purchases	43	5,086
Accretion	(12,500)	(9,585)
Other (1)	8,476	7,953
Balance at end of period	$12,069	$16,050

(1)	Primarily includes discount transfers from non-accretable discount to accretable discount due to better than expected performance of loan pools acquired and accounted for under ASC Topic 310-30.

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

The carrying amount of loans acquired through a business combination by pool type are as follows (in thousands):

December 31, 2017	Purchased Credit-Impaired Loans	Purchased Non-Credit-Impaired Loans	Total
Covered loans:
Consumer related	$14,898	$—	$14,898
Non covered loans:
Commercial loans	$13,667	$254,027	$267,694
Commercial loans collateralized by assignment of lease payments	—	35,163	35,163
Commercial real estate	25,490	776,939	802,429
Construction real estate	5,220	5,660	10,880
Consumer related	4,720	276,023	280,743
Total non-covered loans	49,097	1,347,812	1,396,909
Total acquired	$63,995	$1,347,812	$1,411,807

In addition to loans acquired through a business combination noted in the table above, consumer related purchased credit-impaired loans includes loans repurchased from GNMA of $55.7 million as of December 31, 2017.

Effective April 1, 2014, the losses on commercial related loans (commercial, commercial real estate and construction real estate) acquired in connection with the Heritage FDIC-assisted transaction ceased being covered under the loss-share agreement for that transaction. The carrying amount of those loans was $1.5 million as of December 31, 2017. Any recoveries, net of expenses, received on commercial related loans on which losses were incurred prior to April 1, 2014 were covered (and any such net recoveries must be shared with the FDIC in accordance with the loss-share agreement) through March 31, 2017. The losses on consumer related loans acquired in connection with the Heritage FDIC-assisted transaction will continue to be covered under the loss-share agreement through March 31, 2019.

The losses on commercial related loans acquired in connection with the Benchmark FDIC-assisted transaction ceased to be covered under the loss-share agreement for that transaction effective January 1, 2015. The carrying amount of those loans was $152 thousand as of December 31, 2017. Any recoveries, net of expenses, received on commercial related loans on which losses were incurred prior to January 1, 2015 were covered (and any such net recoveries must be shared with the FDIC in accordance with the loss-share agreements) through December 31, 2017. The losses on consumer related loans acquired in connection with the Benchmark FDIC-assisted transaction will continue to be covered under the loss-share agreements through December 31, 2019.

Effective July 1, 2015, the losses on commercial related loans acquired in connection with Broadway and New Century FDIC-assisted transactions ceased to be covered under the loss-share agreements for those transactions. The carrying amount of those loans was $4.4 million as of December 31, 2017. Any recoveries, net of expenses, received on commercial related loans on which losses were incurred prior to July 1, 2015 will continue to be covered (and any such net recoveries must be shared with the FDIC in accordance with the loss-share agreements) through June 30, 2018. The losses on consumer related loans acquired in connection with the Broadway and New Century FDIC-assisted transactions will continue to be covered under the loss-share agreement through June 30, 2020.

Note 6.	Lease Investments

The lease portfolio is comprised of various types of equipment, generally technology related, including computer systems and satellite equipment, material handling and general manufacturing equipment.

Lease investments by categories follow (in thousands):

	December 31,
	2017	2016
Direct finance leases:
Minimum lease payments	$492,953	$433,451
Estimated unguaranteed residual values	74,220	78,256
Less: unearned income	(41,311)	(36,327)
Direct finance leases (1)	$525,862	$475,380
Leveraged leases:
Minimum lease payments	$179	$821
Estimated unguaranteed residual values	10	108
Less: unearned income	(3)	(25)
Less: related non-recourse debt	(177)	(803)
Leveraged leases (1)	$9	$101
Operating leases:
Equipment, at cost	$575,612	$440,861
Less accumulated depreciation	(166,561)	(129,534)
Lease investments, net	$409,051	$311,327

(1)Direct finance and leveraged leases are included as commercial loans collateralized by assignment of lease payments for financial statement purposes.

Leases that transfer substantially all of the benefits and risk related to the equipment ownership are classified as direct finance leases. If these direct finance leases have non-recourse debt associated with them and meet the additional requirements for a leveraged lease, they are further classified as leveraged leases, and the associated debt is netted with the outstanding balance in the consolidated financial statements. Interest income on direct finance and leveraged leases is recognized using methods which approximate a level yield over the term of the lease. Operating leases are investments in equipment leased to other companies, where the residual component makes up more than 10% of the investment.  The Company funds most of the lease equipment purchases internally, but has some loans at other banks which totaled $76.3 million at December 31, 2017 and $66.9 million at December 31, 2016.

The minimum lease payments receivable for the various categories of leases are due as follows (in thousands) for the years ending December 31,

	Direct Finance	Leveraged	Operating
Year	Leases	Leases	Leases	Total
2018	$173,155	$179	$110,132	$283,466
2019	130,691	—	48,311	179,002
2020	85,128	—	38,507	123,635
2021	51,186	—	29,576	80,762
2022	27,803	—	23,202	51,005
Thereafter	24,990	—	32,135	57,125
	$492,953	$179	$281,863	$774,995

At December 31, 2017, the following reflects the residual values for leases by category in the year the initial lease term ends (in thousands):

	Residual Values
	Direct
End of initial lease term	Finance	Leveraged	Operating
December 31,	Leases	Leases	Leases	Total
2018	$14,646	$10	$14,528	$29,184
2019	13,660	—	13,201	26,861
2020	13,352	—	21,175	34,527
2021	4,308	—	25,007	29,315
2022	9,228	—	18,003	27,231
Thereafter	19,026	—	48,122	67,148
	$74,220	$10	$140,036	$214,266

The lease residual value represents the present value of the estimated fair value of the leased equipment at the termination of the lease. Lease residual values are reviewed annually, and any write-downs for permanent impairments deemed necessary are recorded in the period in which they become known. To mitigate this risk of loss, we seek to diversify both the type of equipment leased and the industries in which the lessees participate. In addition, a portion of our leases are terminal rental adjustment clause or "TRAC" leases where the lessee effectively guarantees the full residual value through a rental adjustment at the end of term or those where partial residual value is guaranteed ("split-TRAC"), which has a limited residual risk. Under a split-TRAC structure, the limited residual risk would be satisfied first by the net sale proceeds of the leased asset. The lessee’s at-risk portion, or top risk, is satisfied last and is subject to repayment as additional rent, if the TRAC amount is not satisfied by the net sale proceeds.

Often times, there are several individual lease schedules under one master lease.  There were 4,773 leases at December 31, 2017 compared to 4,248 at December 31, 2016.  The average residual value per lease schedule was approximately $45 thousand at December 31, 2017 and $42 thousand at December 31, 2016.  The average residual value per master lease schedule was approximately $183 thousand at December 31, 2017 and $176 thousand at December 31, 2016.

Income from lease financing, net was composed of (in thousands):

	Years Ended December 31,
	2017	2016	2015
Rental income	$87,524	$69,083	$59,668
Equipment maintenance contracts revenue, net of cost of sales	29,697	25,005	23,027
Vendor promotional income	13,475	11,073	8,527
Other lease related revenue	7,461	4,254	5,769
Gain on sale of lease payments and leased equipment, net of residual write downs	12,381	13,241	17,006
Income on lease investments, gross	150,538	122,656	113,997
Less: depreciation on operating leases	(63,951)	(49,170)	(37,416)
Lease financing, net	$86,587	$73,486	$76,581

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

Note 7.	Premises and Equipment

Premises and equipment consisted of (in thousands):

	December 31,
	2017	2016
Land and land improvements	$78,329	$81,468
Buildings	116,584	122,268
Furniture and equipment	174,778	182,924
Buildings and leasehold improvements	81,589	76,602
	451,280	463,262
Accumulated depreciation	(164,590)	(169,352)
Premises and equipment, net	$286,690	$293,910

Depreciation on premises and equipment totaled $29.0 million, $25.5 million, and $22.1 million for the years ended December 31, 2017, 2016, and 2015, respectively.

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

The Company's annual assessment date is as of December 31. Goodwill is tested for impairment at the reporting unit level. The Company had three reporting units: Banking, Leasing and Mortgage Banking. Based on the Company's 2017 goodwill impairment testing, the fair values of the three reporting units were in excess of their carrying value. No impairment losses were recognized during the years ended December 31, 2017, 2016, or 2015. The carrying amount of goodwill was $1.0 billion at December 31, 2017 and December 31, 2016. The increase of $2.5 million in goodwill was due to the Busey staff transfer and adjustments recognized for the American Chartered merger.

The following table presents the changes in the carrying amount of goodwill as of December 31, 2017 and 2016 (in thousands):

	December 31,
	2017				2016
	Banking	Leasing	Mortgage banking	Total	Banking	Leasing	Mortgage banking	Total
Balance at beginning of period	$960,398	$40,640	$—	$1,001,038	$684,430	$40,640	$—	$725,070
Goodwill from business combinations (1)	(1,113)	—	3,623	2,510	275,968	—	—	275,968
Balance at end of period	$959,285	$40,640	$3,623	$1,003,548	$960,398	$40,640	$—	$1,001,038

(1)	Due to the Busey staff transfer and adjustments recognized for the American Chartered merger.

The Company has other intangible assets consisting of core deposit and client relationship intangibles that had a remaining weighted average amortization period of approximately twelve years as of December 31, 2017.

The following table presents the changes in the carrying amount of core deposit and client relationship intangibles, gross carrying amount, accumulated amortization, and net book value as of December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Balance at beginning of period	$62,959	$44,812
Amortization expense	(8,193)	(7,305)
Other intangibles from business combinations	—	25,452
Balance at end of period	$54,766	$62,959

Gross carrying amount	$112,820	$112,820
Accumulated amortization	(58,054)	(49,861)
Net book value	$54,766	$62,959

The following presents the estimated amortization expense of other intangible assets (in thousands):

Years ending December 31,	Amount
2018	$7,451
2019	5,674
2020	5,022
2021	4,790
2022	3,806
Thereafter	28,023
$54,766

Note 9.	Deposits

The composition of deposits was as follows (in thousands):

	December 31,
	2017	2016
Demand deposit accounts, non-interest bearing	$6,381,512	$6,408,169
NOW and money market accounts	4,954,765	4,543,004
Savings accounts	1,167,810	1,135,992
Certificates of deposit, $250,000 or more	1,506,071	1,144,121
Other certificates of deposit	948,220	879,162
Total	$14,958,378	$14,110,448

Certificates of deposit of $250,000 or more included $1.1 billion and $795.0 million of brokered deposits at December 31, 2017 and 2016, respectively.  Brokered deposits typically consist of smaller individual time certificates that have the same liquidity characteristics and yields consistent with time certificates of $250,000 or more.

At December 31, 2017, the scheduled maturities of certificates of deposit were as follows (in thousands):

2018	$1,508,872
2019	458,980
2020	350,109
2021	76,795
2022	57,489
Thereafter	2,046
$2,454,291

Note 10.	Short-Term Borrowings

Short-term borrowings were as follows as of December 31, 2017 and 2016 (dollars in thousands):

	December 31,
	2017		2016
	Weighted Average		Weighted Average
	Cost	Amount	Cost	Amount
Customer repurchase agreements	0.27%	$232,789	0.22%	$237,538
Federal Home Loan Bank advances	1.31	625,000	0.63	1,275,000
Federal funds purchased	1.26	3,250	0.80	46,750
Line of credit	—	—	2.52	10,000
Total	1.03%	$861,039	0.59%	$1,569,288

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

The Company had fixed rate Federal Home Loan Bank ("FHLB") advances with a maturity date less than one year of $625.0 million at December 31, 2017 and $1.3 billion at December 31, 2016.  At December 31, 2017, the interest rate on the advances outstanding on that date ranged from 1.20% to 1.58% with maturities from March 5, 2018 to December 12, 2018. The Company has loans pledged as collateral on these FHLB advances. See Note 5. Loans of the notes to the consolidated financial statements.

On December 18, 2015, the Company entered into a $35.0 million unsecured line of credit with a correspondent bank at the parent company level. Interest is payable at a rate of one month LIBOR + 1.75%. As of December 31, 2017, nothing was outstanding and $10.0 million was outstanding at December 31, 2016. The line of credit is scheduled to mature on June 30, 2018.

Note 11.	Long-term Borrowings

Long-term borrowings were as follows as of December 31, 2017 and 2016 (dollars in thousands):

	December 31,
	2017		2016
	Weighted Average		Weighted Average
	Cost	Amount	Cost	Amount
Federal Home Loan Bank advances	1.73%	$231,317	0.85%	$230,865
Notes payable	4.14	90,807	4.18	66,925
Subordinated notes, net of issuance costs	4.00	173,034	—	—
Term note	3.31	10,000	2.52	14,000
Total	2.97%	$505,158	1.64%	$311,790

The Company had FHLB advances with original contractual maturities greater than one year of $231.3 million and $230.9 million at December 31, 2017 and 2016, respectively. As of December 31, 2017, the advances had fixed terms with interest rates ranging from 1.65% to 5.87% and maturities ranging from March 2019 to April 2035. The Company has investment securities available for sale and loans pledged as collateral on these FHLB advances. See Note 4. Investment Securities and Note 5. Loans of the notes to the consolidated financial statements.

The Company had notes payable to banks totaling $90.8 million and $66.9 million at December 31, 2017 and 2016, respectively, which as of December 31, 2017, were accruing interest at rates ranging from 2.25% to 7.40%, with a weighted average rate of 4.14%.  Lease investments include equipment with an amortized cost of $91.9 million and $79.6 million at December 31, 2017 and 2016, respectively, that is pledged as collateral on these notes.

On August 24, 2016, the Company assumed a $16.0 million unsecured term loan at the holding company level with a correspondent bank through the American Chartered merger. Interest is payable at a rate of one month LIBOR + 1.75% and matures on June 30, 2020. Principal payments of $1.0 million are due quarterly until maturity. As of December 31, 2017, $10.0 million was outstanding, which was prepaid in full subsequent to December 31, 2017. See Note 24 Subsequent Events of the notes to the consolidated financial statements.

On November 16, 2017, MB Financial Bank issued $175.0 million in 4.00% fixed-to-floating subordinated notes that mature on December 1, 2027. The subordinated notes bear a fixed interest rate of 4.00% until December 1, 2022 and a variable interest rate of three month LIBOR + 1.873% thereafter until maturity. The subordinated notes are callable on a semi-annual basis beginning on December 1, 2022.

The principal payments on long-term borrowings are due as follows (in thousands):

Amount
Years ending December 31,
2018	$50,488
2019	255,015
2020	14,900
2021	4,358
2022	1,230
Thereafter	179,167
Total	$505,158

Note 12.	Junior Subordinated Notes Issued to Capital Trusts

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

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of December 31, 2017 (in thousands):

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

(3)
TAYC Capital Trust II was established by Taylor Capital prior to the Company's acquisition of Taylor Capital in 2014, and the junior subordinated notes issued by Taylor Capital to TAYC Capital Trust II were assumed by the Company upon completion of the acquisition. Principal balance and face value amounts associated with TAYC Capital Trust II do not include acquisition accounting adjustments to such amounts, which in each case resulted in a discount. This discount was $6.4 million as of December 31, 2017.

(4)
American Chartered Statutory Trust I and American Chartered Statutory Trust II were established by American Chartered prior to the Company's acquisition of American Chartered in August 2016, and the junior subordinated notes issued by American Chartered to American Chartered Statutory Trust I and American Chartered Statutory Trust II were assumed by the Company upon completion of the acquisition. Principal balance and face value amounts associated with American Chartered Statutory Trust I and American Chartered Statutory Trust II do not include purchase accounting adjustments to such amounts, which in each case resulted in a discount of $6.0 million as of December 31, 2017. The trust preferred securities of American Chartered Statutory Trust I and the related junior subordinated notes were called for redemption subsequent to December 31, 2017. See Note 24 Subsequent Events of the notes to the consolidated financial statements.

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

The Company leases office space for certain branch offices.  At December 31, 2017, the future minimum annual rental commitments for these non-cancelable leases and subleases of such space were as follows (in thousands):

	Gross	Sublease	Net
Years ending December 31,	Rents	Rents	Rents
2018	$13,545	$1,378	$12,167
2019	11,385	1,046	10,339
2020	7,650	458	7,192
2021	6,024	212	5,812
2022	4,971	19	4,952
Thereafter	21,106	—	21,106
	$64,681	$3,113	$61,568

Under the terms of these leases, the Company is required to pay its pro rata share of the cost of maintenance and real estate taxes.  Certain leases also provide for increased rental payments based on increases in the Consumer Price Index.

Net rental expense for the years ended December 31, 2017, 2016, and 2015 amounted to $11.3 million, $10.9 million, and $8.9 million, respectively.

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

During 2017, each participant was eligible for a maximum total Company matching contribution of 3.5% of their eligible compensation.  Additionally, the Company may make annual discretionary profit sharing contributions. The Company’s total contribution to the plan for the year ended December 31, 2017 was estimated to be $17.2 million and was $14.8 million and $14.2 million for the years ended December 31, 2016 and 2015, respectively.

The Company has deferred compensation plans that allow certain executives, senior officers, directors and other employees to defer payment of up 100% of their base salary and bonus in the case of employees and board fees in the case of directors.  Company contributions to these plans, which include discretionary contributions and the annual contribution to the Chief Executive Officer's account described below, were estimated to be approximately $869 thousand for the year ended December 31, 2017. These contributions were $806 thousand and $839 thousand for the years ended December 31, 2016 and 2015, respectively.  Pursuant to the employment agreement between the Company and its Chief Executive Officer, he is entitled to receive on each December 31st while he is employed by the Company (starting December 31, 2007) a fully vested employer contribution to his account under the Company's non-stock deferred compensation plan in amount equal to 20% of his base salary then in effect.

The amounts deferred can be invested in MB Financial stock (under the Company’s stock deferred compensation plan) or publicly traded mutual funds (under the Company’s non-stock deferred compensation plan) at the discretion of the participant.  The cost of the MB Financial common stock held by MB Financial’s deferred compensation plans is reported separately in a manner similar to treasury stock (that is, changes in fair value are not recognized) with a corresponding deferred compensation obligation reflected in additional paid-in capital.  The amounts of the assets that are not invested in MB Financial common stock are recorded at their fair market value in other assets on the consolidated balance sheet.  As of December 31, 2017, the fair value of the assets held in other publicly traded funds totaled $21.4 million.  A liability is established, in other liabilities, on the consolidated balance sheet, for the fair value of the obligation to the participants.  Any increase or decrease in the fair market value of plan assets is recorded in other non-interest income on the consolidated statement of operations.  Any increase or decrease in the fair value of the deferred compensation obligation to participants is recorded as additional compensation expense or a reduction of compensation expense on the consolidated statement of operations.  The increase in fair market value of the assets and the obligation related to the deferred compensation plan was $3.3 million for the year ended December 31, 2017.

Note 15.	Income Taxes

The deferred taxes consist of (in thousands):

	December 31,
	2017	2016
Deferred tax asset:
Allowance for credit losses	$42,560	$55,525
State net operating loss carryforwards	26,981	20,570
Other real estate owned	1,905	9,845
Stock options and restricted stock	5,929	9,675
Loans	12,762	36,770
Deferred compensation	6,918	8,556
Tax credit carryforwards	40,197	32,262
Bonus accrual	2,172	4,877
Other items	1,797	666
Total deferred tax asset	141,221	178,746
Valuation allowance	—	—
Total deferred tax asset, net of valuation allowance	141,221	178,746
Deferred tax liability:
Equipment leasing	(127,465)	(152,282)
Premises and equipment	(17,250)	(25,015)
Mortgage servicing rights	(62,091)	(76,468)
Deferred income from FDIC-assisted transactions	(20,895)	(46,443)
Deferred loan costs	(7,555)	—
Investment securities	(5,933)	(7,270)
FHLB stock dividends	(2,195)	(3,221)
Core deposit intangible	(9,023)	(15,516)
Other items	(3,683)	(893)
Total deferred tax liability	(256,090)	(327,108)
Net deferred tax liability	(114,869)	(148,362)
Net unrealized holding gain on investment securities available for sale	(959)	(3,296)
Net deferred tax liability	$(115,828)	$(151,658)

The Company’s Illinois net operating loss carryforwards totaled $358.2 million at December 31, 2017 and begin to expire in 2023 through 2028.  The Company's tax credit carryforwards include federal alternative minimum tax credits of $29.1 million with an indefinite carryforward period and general business credits of $11.0 million with expiration dates occurring in 2029 through 2037. Management has determined that is more likely than not that the deferred tax assets, including the net operating loss carryforwards, as of December 31, 2017, will be realized and that no valuation allowance is required. The Company also had other state net operating loss carryforwards totaling $1.7 million at December 31, 2017, which do not begin to expire until after 2028.

On December 22, 2017, H.R.1, originally known as the “Tax Cuts and Jobs Act” (the "Tax Reform Legislation") was enacted into law. This new tax legislation, among other changes, reduced the Federal corporate income tax rate from 35% to 21% effective January 1, 2018. As required under ASC Topic 740 "Income Taxes," the Company re-measured its deferred tax assets and liabilities at December 31, 2017 for the Tax Reform Legislation, which resulted in a tax benefit of $104.2 million in the year ended December 31, 2017. This re-measurement as of December 31, 2017 was determined to be a reasonable estimate and provisional only for the income tax effects on certain fixed assets and lease investments as the related deferred tax liabilities continue to be assessed.

Income taxes attributable to continuing operations consist of (in thousands):

	Years Ended December 31,
	2017	2016	2015
Current expense (benefit):
Federal	$12,346	$26,081	$30,283
State	6,994	7,204	3,355
Foreign	157	42	—
	19,497	33,327	33,638
Deferred expense (benefit):
Federal	(45,401)	37,690	28,765
State	10,679	8,227	10,808
Foreign	—	—	—
	(34,722)	45,917	39,573
	$(15,225)	$79,244	$73,211

The reconciliation between the statutory federal income tax rate of 35% and the effective tax rate on income from continuing operations follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Federal income tax expense at expected statutory rate	$101,085	$88,683	$81,256
Increase (decrease) due to:
Tax exempt income, net	(17,164)	(18,214)	(16,909)
Tax benefit resulting from change in tax rates	(106,563)	—	—
State tax expense net of federal impact	11,487	10,030	9,205
Stock-based compensation excess tax benefits	(3,195)	(2,330)	—
Non-deductible contingent consideration	138	1,026	158
Non-includable increase in cash surrender value of life insurance	(1,889)	(1,432)	(1,191)
Non-deductible merger expense	—	298	360
Adjustment of unrecognized tax benefit	94	1	(969)
Other items, net	782	1,182	1,301
Income tax expense	$(15,225)	$79,244	$73,211

ASC Topic 740, "Accounting for Uncertainty in Income Taxes" provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns.

A reconciliation of the change in unrecognized tax benefits from January 1, 2017 to December 31, 2017 is as follows (in thousands):

	Unrecognized Tax Benefit Without Interest	Interest on unrecognized Tax Benefit	Total Unrecognized Tax Benefit Including Interest
Balance at January 1, 2017	$17	$2	$19
Increases for tax positions of prior years	113	—	113
Decreases related to prior year tax positions	(17)	(2)	(19)
Balance at December 31, 2017	$113	$—	$113

The whole amount of unrecognized tax benefits would affect the tax provision and the effective income tax rate if recognized in future periods.  The Company elects to treat interest and penalties recognized for the underpayment of income taxes as income tax expense, to the extent not included in unrecognized tax benefits.

The Company’s federal income tax returns are open and subject to examination for the 2014 tax return year and forward.  The Company’s various state income tax returns are generally open for the 2013 tax return year and forward based on individual state statutes of limitation.  The Company is currently under examination by federal and state taxing authorities.

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

At December 31, 2017 and 2016, the following financial instruments were outstanding, the contractual amounts of which represent off-balance sheet credit risk (in thousands):

	Contractual Amount
	2017	2016
Commitments to extend credit:
Home equity lines	$203,922	$235,279
Other commitments	4,073,044	3,679,259
Letters of credit:
Standby	161,014	185,386
Commercial	2,248	1,766

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

Both standby and commercial letters of credit may be issued for any length of time, but normally do not exceed a period of five years.  These letters of credit may also be extended or amended from time to time depending on the bank customer’s needs.  As of December 31, 2017, the maximum remaining term for any standby letters of credit matures on December 31, 2025.  A fee is charged to the bank customer and is recognized as income over the life of the letter of credit, unless considered non-rebatable under the terms of a letter of credit application.

At December 31, 2017, the aggregate contractual amount of these letters of credit, which represents the maximum potential amount of future payments that the Company would be obligated to pay, decreased $23.9 million to $163.3 million from $187.2 million at December 31, 2016.  Of the $163.3 million in commitments outstanding at December 31, 2017, approximately $37.0 million of the letters of credit have been issued or renewed since December 31, 2016.

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

As of December 31, 2017, the Company had approximately $1.7 million in capital expenditure commitments outstanding which relate to various projects to renovate the corporate office space and branches.

Concentrations of credit risk:  The majority of the loans, commitments to extend credit and standby letters of credit have been granted to customers in the Company’s market area.  As of December 31, 2017, approximately 20% of our investments in securities issued by states and political subdivisions were within the state of Illinois.  We did not hold any direct exposure to the state of Illinois as of December 31, 2017. The distribution of commitments to extend credit approximates the distribution of loans outstanding.  Standby letters of credit are granted primarily to commercial borrowers. Our asset-based loans are made to borrowers located throughout the United States. Lease banking provides banking services to lessors located throughout the United States. Our leasing subsidiaries originate leases to companies located through the United States.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its bank subsidiary to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes the Company and its bank subsidiary met all capital adequacy requirements to which they were subject as of December 31, 2017 and 2016.

As of December 31, 2017, the most recent regulatory notification categorized the bank subsidiary as “well capitalized” under the regulatory framework then in effect for prompt corrective action.  To be categorized as “well capitalized” as of December 31, 2017, the bank subsidiary must have maintained the total risk-based, Tier 1 risk-based, common equity Tier 1 and Tier 1 leverage ratios as set forth in the well-capitalized column in the table below.  There are no conditions or events since that notification that management believes have changed the bank subsidiary’s categories.

The required and actual amounts and ratios for the Company and its bank subsidiary are presented below as of the dates indicated (dollars in thousands):

					To Be Well Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017
Total capital (to risk-weighted assets):
Consolidated	$2,428,301	14.23%	$1,364,733	8.00%	N/A	N/A
MB Financial Bank	2,217,547	13.03	1,361,855	8.00	$1,702,318	10.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	$1,910,336	11.20%	1,023,550	6.00%	N/A	N/A
MB Financial Bank	1,883,140	11.06	1,021,391	6.00	1,361,855	8.00%
Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$1,603,479	9.40%	767,662	4.50%	N/A	N/A
MB Financial Bank	1,883,140	11.06	766,043	4.50	1,106,507	6.50%
Tier 1 capital (to average assets):
Consolidated	$1,910,336	10.02%	762,370	4.00%	N/A	N/A
MB Financial Bank	1,883,140	9.90	760,797	4.00	950,996	5.00%
As of December 31, 2016
Total capital (to risk-weighted assets):
Consolidated	$1,878,106	11.63%	$1,292,159	8.00%	N/A	N/A
MB Financial Bank	1,812,202	11.26	1,287,099	8.00	$1,608,874	10.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	1,518,472	9.40%	969,119	6.00%	N/A	N/A
MB Financial Bank	1,670,360	10.38	965,324	6.00	1,287,099	8.00%
Common equity tier 1 capital (to risk-weighted assets):
Consolidated	1,408,481	8.72%	726,839	4.50%	N/A	N/A
MB Financial Bank	1,670,360	10.38	723,993	4.50	1,045,768	6.50%
Tier 1 capital (to average assets):
Consolidated	1,518,472	8.38%	724,519	4.00%	N/A	N/A
MB Financial Bank	1,670,360	9.25	721,954	4.00	902,442	5.00%

N/A — not applicable

The Company and the Bank must maintain a capital conservation buffer consisting of additional common equity tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  The capital conservation buffer requirement began to be phased in on January 1, 2016 when a buffer greater than 0.625% of risk-weighted assets was required, which amount increases each year until the buffer requirement is fully implemented on January 1, 2019. The conservation buffers for the Company and the Bank exceed the fully phased in minimum as of December 31, 2017.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2017
Financial assets
Securities available for sale:
U.S. Government sponsored agencies and enterprises	$23,007	$—	$23,007	$—
States and political subdivisions	379,325	—	378,996	329
Residential mortgage-backed securities	852,699	—	852,665	34
Commercial mortgage-backed securities	72,035	—	72,035	—
Corporate bonds	70,197	—	70,197	—
Equity securities	11,063	11,063	—	—
Loans held for sale	548,578	—	548,578	—
Loans	40,531	—	40,531	—
Mortgage servicing rights	276,279	—	—	276,279
Assets held in trust for deferred compensation	21,410	21,410	—	—
Derivative financial instruments	31,499	389	29,539	1,571
Financial liabilities
Other liabilities (1)	21,410	21,410	—	—
Derivative financial instruments	40,296	1,072	39,224	—
2016
Financial assets
Securities available for sale:
U.S. Government sponsored agencies and enterprises	$23,415	$—	$23,415	$—
States and political subdivisions	391,365	—	390,992	373
Residential mortgage-backed securities	983,684	—	983,513	171
Commercial mortgage-backed securities	93,008	—	93,008	—
Corporate bonds	193,895	—	193,895	—
Equity securities	10,828	10,828	—	—
Loans held for sale	716,883	—	716,883	—
Loans	16,273	—	16,273	—
Mortgage servicing rights	238,011	—	—	238,011
Assets held in trust for deferred compensation	18,723	18,723	—	—
Derivative financial instruments	44,586	7,687	33,739	3,160
Financial liabilities
Other liabilities (1)	18,723	18,723	—	—
Derivative financial instruments	63,885	2,046	61,839	—

(1) Liabilities associated with assets held in trust for deferred compensation

The following tables present additional information about the unobservable inputs used in the fair value measurement of financial assets measured on a recurring basis that were categorized within the Level 3 of the fair value hierarchy (fair value in thousands):

	Fair Value at
	December 31, 2017	Valuation Technique	Unobservable Input	Range
	(in thousands)
States and political subdivisions	$329	Discounted cash flows	Credit assumption	40-45% Loss
Residential mortgage-backed securities	34	Discounted cash flows	Constant pre-payment rates (CPR)	1% - 3%
Mortgage servicing rights	276,279	Discounted cash flows	CPR	6.7% - 7.8%
			Discount rate	9.53 - 11.06
			Maturity (months)	324 - 358
			Delinquencies	2.42 - 5.30
			Costs to service	$ 67 - $ 227
			Additive delinquent costs to service	$ 175 - $ 1,000
Derivative financial instruments (mortgage	1,571	Sales cash flows	Expected closing ratio	70% - 95%
interest rate lock commitments)			Expected delivery price	97.38 bps - 106.87 bps

	Fair Value at
	December 31, 2016	Valuation Technique	Unobservable Input	Range
	(in thousands)
States and political subdivisions	$373	Discounted cash flows	Credit assumption	50% Loss
Residential mortgage-backed securities	171	Discounted cash flows	Constant pre-payment rates (CPR)	1% - 3%
Mortgage servicing rights	238,011	Discounted cash flows	CPR	7.0% - 8.3%
			Discount rate	9.50 - 12.00
			Maturity (months)	323 - 357
			Delinquencies	0.51 - 3.87
			Costs to service	$ 66 - $ 226
			Additive delinquent costs to service	$ 175 - $ 1,000
Derivative financial instruments (mortgage	3,160	Sales cash flows	Expected closing ratio	70% - 95%
interest rate lock commitments)			Expected delivery price	97.13 bps - 108.85 bps

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

Key economic assumptions used in the measuring of the fair value of the mortgage servicing rights and the sensitivity of the fair value to immediate adverse changes in those assumptions at December 31, 2017 are presented in the following table. This table does not take into account the derivatives used to economically hedge the mortgage servicing rights.

(dollars in thousands, except for weighted average cost to service)	December 31, 2017
Weighted average prepayment speed (CPR)	7.20%
Impact on fair value of 10% adverse change	$(8,678)
Impact on fair value of 20% adverse change	(16,898)

Weighted average discount rate	9.81%
Impact on fair value of 10% adverse change	$(11,502)
Impact on fair value of 20% adverse change	(22,092)

Weighted average delinquency rate	5.01%
Impact on fair value of 10% adverse change	$(3,138)
Impact on fair value of 20% adverse change	(5,316)

Weighted average costs to service	$92
Impact on fair value of 10% adverse change	(5,245)
Impact on fair value of 20% adverse change	(10,491)

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the year ended December 31, 2017. The Company's policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

The following table presents additional information about financial assets measured at fair value on a recurring basis for which the Company used significant unobservable inputs (Level 3) (in thousands):

	Year Ended December 31,
	2017	2016	2017	2016	2017	2016
	Investment Securities		Mortgage Servicing Rights		Derivatives
Balance, beginning of period	$544	$773	$238,011	$168,162	$3,160	$3,822
Acquired through business combination	—	—	—	—	—	146
Purchases	—	—	865	5,087	—	—
Originations	—	—	59,810	68,428	—	—
Included in earnings	—	—	(22,407)	(3,666)	(1,589)	(808)
Principal payments	(181)	(229)	—	—	—	—
Sales	—	—	—	—	—	—
Balance, ending of period	$363	$544	$276,279	$238,011	$1,571	$3,160

Financial Instruments Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain financial assets and financial liabilities at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or fair value that were recognized at fair value below cost at the end of the period.

Impaired Loans. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. Collateral values are estimated using Level 3 inputs based on customized discounting criteria. For a majority of impaired real estate loans where an allowance is established based on the fair value of collateral (100% at December 31, 2017), the Company obtains a current external appraisal. Other valuation techniques are used as well, including internal valuations, comparable property analysis and contractual sales information.

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

Assets measured at fair value on a nonrecurring basis as of December 31, 2017 and 2016 are included in the table below (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2017
Financial assets:
Impaired loans	$60,569	$—	$—	$60,569
Non-financial assets:
Foreclosed assets	15,113	—	—	15,113
2016
Financial assets:
Impaired loans	$54,576	$—	$—	$54,576
Non-financial assets:
Foreclosed assets	31,607	—	—	31,607

The following tables present additional information about the unobservable inputs used in the fair value measurement of financial and non-financial assets measured on a nonrecurring basis that were categorized within the Level 3 of the fair value hierarchy (fair value in thousands):

	Fair Value at	Valuation
	December 31, 2017	Technique	Unobservable Input	Range

Impaired loans	$60,569	Appraisal of collateral	Appraisal adjustments - sales costs	5% - 10%
Foreclosed assets	15,113	Appraisal of collateral	Appraisal adjustments - sales costs	5% - 10%

	Fair Value at	Valuation
	December 31, 2016	Technique	Unobservable Input	Range

Impaired loans	$54,576	Appraisal of collateral	Appraisal adjustments - sales costs	5% - 10%
Foreclosed assets	31,607	Appraisal of collateral	Appraisal adjustments - sales costs	5% - 10%

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

The estimated fair values of financial instruments are as follows (in thousands):

	December 31, 2017
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Assets:
Cash and due from banks	$397,880	$397,880	$397,880	$—	$—
Interest bearing deposits with banks	181,341	181,341	181,341	—	—
Investment securities available for sale	1,408,326	1,408,326	11,063	1,396,900	363
Investment securities held to maturity	959,082	992,455	—	992,455	—
Non-marketable securities - FHLB and FRB stock	114,111	114,111	—	—	114,111
Loans held for sale	548,578	548,578	—	548,578	—
Loans, net	13,808,352	13,988,392	—	40,531	13,947,861
Accrued interest receivable	63,589	63,589	63,589	—	—
Derivative financial instruments	31,499	31,499	389	29,539	1,571
Financial Liabilities:
Non-interest bearing deposits	$6,381,512	$6,381,512	$6,381,512	$—	$—
Interest bearing deposits	8,576,866	8,569,368	—	—	8,569,368
Short-term borrowings	861,039	860,676	—	—	860,676
Long-term borrowings	505,158	513,725	—	—	513,725
Junior subordinated notes issued to capital trusts	211,494	170,965	—	—	170,965
Accrued interest payable	6,458	6,458	6,458	—	—
Derivative financial instruments	40,296	40,296	1,072	39,224	—

	December 31, 2016
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and due from banks	$364,783	$364,783	$364,783	$—	$—
Interest bearing deposits with banks	98,686	98,686	98,686	—	—
Investment securities available for sale	1,696,195	1,696,195	10,828	1,684,823	544
Investment securities held to maturity	1,069,750	1,093,740	—	1,093,740	—
Non-marketable securities - FHLB and FRB stock	143,276	143,276	—	—	143,276
Loans held for sale	716,883	716,883	—	716,883	—
Loans, net	12,629,437	12,747,107	—	16,273	12,730,834
Accrued interest receivable	59,024	59,024	59,024	—	—
Derivative financial instruments	44,586	44,586	7,687	33,739	3,160
Financial Liabilities:
Non-interest bearing deposits	$6,408,169	$6,408,169	$6,408,169	$—	$—
Interest bearing deposits	7,702,279	7,698,839	—	—	7,698,839
Short-term borrowings	1,569,288	1,569,314	—	—	1,569,314
Long-term borrowings	311,790	317,028	—	—	317,028
Junior subordinated notes issued to capital trusts	210,668	157,098	—	—	157,098
Accrued interest payable	4,288	4,288	4,288	—	—
Derivative financial instruments	63,885	63,885	2,046	61,839	—

Note 19.	Stock Incentive Plans

ASC Topic 718 requires that the grant date fair value of equity awards to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such award.

The following table summarizes the impact of the Company’s share-based payment plans in the financial statements for the periods shown (in thousands):

	Year Ended December 31,
	2017	2016	2015
Total compensation expense for share-based payment plans during the year	$17,476	$16,868	$14,123
Amount of related income tax benefit recognized in income (1)	10,338	8,983	5,515
(1) Includes tax benefits recorded for the vesting of restricted shares and exercise of options.

The Company adopted the Omnibus Incentive Plan (the “Omnibus Plan”) in 1997.  On May 28, 2014, the Company’s stockholders approved the third amendment and restatement of the Omnibus Plan to add 3,100,000 authorized shares for a total of 11,400,000 shares of common stock authorized to be utilized in connection with awards under the Omnibus Plan to directors, officers, and employees of the Company or any of its subsidiaries. The number of shares authorized increased by 2,400,000 to 13,800,000 upon completion of the Taylor Capital merger.  Equity grants under the Omnibus Plan can be in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other stock-based awards.  Shares awarded in the form of restricted stock, restricted stock units, performance shares, performance units, or other stock-based awards generally will reduce the shares available under the Omnibus Plan on a 2-for-1 basis. No more than 10% of the total number of authorized shares may be issued with respect to awards granted after May 28, 2014, other than stock appreciation rights, stock options and performance-based awards, which at the date of grant are scheduled to fully vest prior to three years from the date of grant (although such awards may provide scheduled vesting earlier with respect to some of such shares and for acceleration of vesting as provided in the Omnibus Plan). As of December 31, 2017, there were 2,917,472 shares available for future grants.

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

The following table summarizes stock options outstanding for the year ended December 31, 2017:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2016	1,940,405	$27.45	5.31
Granted	168,157	45.50
Exercised	(370,968)	27.80
Expired	—	—
Forfeited or cancelled	(15,616)	31.69
Options outstanding as of December 31, 2017	1,721,978	$29.10	5.19	$26,752
Options exercisable as of December 31, 2017	1,128,446	$26.69	3.72	$20,146

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

The following assumptions were used for options granted during the years ended December 31, 2017, 2016, and 2015:

	For the Years Ended December 31,
	2017	2016	2015
Risk-free interest rate	2.18%	1.44%	1.68%
Expected volatility of Company’s stock	22.71%	28.08%	29.66%
Expected dividend yield	1.68%	2.19%	1.82%
Expected life of options (years)	5.8	5.5	5.7
Weighted average fair value per option of options granted during the year	$9.35	$6.66	$7.77

The total intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015 was $6.1 million, $7.0 million and $1.7 million, respectively.

The following is a summary of changes in restricted shares and units for the year ended December 31, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Shares and Units Outstanding at December 31, 2016	998,807	$31.20
Granted	382,332	45.77
Vested	(384,946)	30.70
Forfeited or cancelled	(22,992)	35.09
Shares and Units Outstanding at December 31, 2017	973,201	37.03

The total intrinsic value of restricted shares that vested during the years ended December 31, 2017, 2016 and 2015 was $17.6 million, $15.9 million and $11.4 million, respectively.

The Company issued 65,476, 80,780 and 71,560 market-based restricted stock units in 2017, 2016, and 2015, respectively, which entitle recipients to shares of common stock at the end of a three year vesting period. Recipients will earn shares, totaling between 0% and 175% of the number of units issued, based on the Company's total stockholder return relative to a specified peer group of financial institutions over the three year period. The Company awarded 48,569 market-based restricted stock units in 2014 that vested in 2017. Recipients earned shares totaling 121% of the number of units issued, based on the Company’s total shareholder return relative to a specified peer group of financial institutions over the three year period. The market-based restricted stock units are included in the preceding table as if the recipients earned shares equal to 100% of the units issued. A Monte Carlo simulation model was used to value the market-based restricted stock units at the time awarded.

As of December 31, 2017, there was $22.0 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share option and nonvested share awards) granted under the Omnibus Plan.  At December 31, 2017, the weighted-average period over which the unrecognized compensation expense is expected to be recognized was approximately two years.

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

Interest rate swap and foreign currency forward contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. The net amount payable or receivable under interest rate swaps is accrued as an adjustment to interest income.  The net amount payable was approximately $1 thousand at December 31, 2017 and December 31, 2016.  The Company's credit exposure on interest rate swaps is limited to the Company's net favorable value and interest payments of all swaps to each counterparty. In such cases, collateral is generally required from the counterparties involved if the net value of the swaps exceeds a nominal amount.  At December 31, 2017, the Company’s credit exposure relating to interest rate swaps was approximately $4.4 million, which was secured by the underlying collateral on customer loans.

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

The Company had fair value commercial loan interest rate swaps, to hedge its interest rate risk, with an aggregate notional amount of $58 thousand at December 31, 2017.  For fair value hedges, the changes in fair values of both the hedging derivative and the hedged item were recorded in current earnings as other income.

Interest rate swaps and treasury futures contracts are used in order to lessen the price volatility of the mortgage servicing rights asset. The Company also uses forward commitments to buy to-be-announced mortgage securities for which the Company does not intend to take delivery of the security and will enter into an offsetting position before physical delivery to lessen the price volatility of the mortgage servicing rights asset. These derivatives are recorded at their fair value on the consolidated balance sheets in other assets with changes in fair value recorded on the consolidated statements of operations in mortgage banking revenue in non-interest income.

The Company’s derivative financial instruments are summarized below as of December 31, 2017 and 2016 (in thousands):

	Asset Derivatives				Liability Derivatives
	December 31, 2017		December 31, 2016		December 31, 2017		December 31, 2016
	Notional	Estimated	Notional	Estimated	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
Derivative instruments designated as hedges of fair value:
Interest rate swap contracts (1)	$—	$—	$—	$—	$58	$(1)	$107	$(4)
Stand-alone derivative instruments: (2)
Interest rate swap contracts	1,563,109	21,217	1,310,057	25,471	1,563,109	(21,217)	1,310,057	(25,471)
Interest rate options contracts	372,927	1,887	217,546	881	372,927	(1,887)	217,546	(881)
Foreign exchange contracts	40,713	1,934	40,641	4,429	34,029	(1,759)	40,505	(4,265)
Spot foreign exchange contracts	1,424	23	1,691	12	24	—	660	(5)
Mortgage banking derivatives:
Interest rate swap contracts	458,000	4,479	383,000	2,946	1,008,000	(14,360)	1,458,000	(31,212)
Treasury futures contracts	28,000	39	15,500	41	30,000	(222)	—	—
TBA mortgage securities	15,000	16	—	—	100,000	(63)	55,000	(132)
Forward loan sale commitments	259,000	333	585,000	7,646	483,500	(787)	386,000	(1,915)
Interest rate lock commitments	404,557	1,571	543,901	3,160	—	—	—	—
Total non-hedging derivative instruments	3,142,730	31,499	3,097,336	44,586	3,591,589	(40,295)	3,467,768	(63,881)
Total	$3,142,730	$31,499	$3,097,336	$44,586	$3,591,647	$(40,296)	$3,467,875	$(63,885)

(1) Derivative instruments designated to hedge fixed-rate commercial real estate loans.
(2) These portfolio swaps are not designated as hedging instruments under ASC Topic 815.

Amounts included in other income in the consolidated statements of operations related to derivative financial instruments were as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Derivative instruments designated as hedges of fair value:
Interest rate swap contracts	$3	$5	$6
Stand-alone derivative instruments:
Interest rate swap contracts	8,233	7,571	404
Interest rate options contracts	—	36	43
Foreign exchange contracts	269	970	149
Spot foreign exchange contracts	2,682	963	18
Mortgage related derivatives	(31,698)	(1,509)	(13,100)
Total non-hedging derivative instruments	(20,514)	8,031	(12,486)
Total	$(20,511)	$8,036	$(12,480)

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

Information about the Company's financial instruments that are eligible for offset in the consolidated balance sheet as of December 31, 2017 is summarized below (in thousands):

	Financial Assets			Financial Liabilities
	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
Derivatives:
Interest rate swaps, caps and floors	$11,659	$—	$11,659	$11,562	$—	$11,562
Foreign currency forward contracts	1,013	—	1,013	953	—	953
Mortgage banking derivatives	4,868	—	4,868	15,432	—	15,432
Total derivatives	17,540	—	17,540	27,947	—	27,947
Repurchase agreements	—	—	—	232,789	—	232,789
Total	$17,540	$—	$17,540	$260,736	$—	$260,736

	Financial Assets				Financial Liabilities
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
Derivatives:
Counterparty A	$6,068	$(6,068)	$—	$—	$13,807	$(6,068)	$(7,739)	$—
Counterparty B	3,261	(3,261)	—	—	5,595	(3,261)	(2,334)	—
Counterparty C	5,285	(3,640)	—	1,645	3,640	(3,640)	—	—
Other counterparties	2,926	(1,750)	—	1,176	4,905	(1,750)	(3,150)	5
Total derivatives	17,540	(14,719)	—	2,821	27,947	(14,719)	(13,223)	5
Repurchase agreements	—	—	—	—	232,789	—	(232,789)	—
Total	$17,540	$(14,719)	$—	$2,821	$260,736	$(14,719)	$(246,012)	$5

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

The Leasing Segment generates its revenues through lease originations and related services. The Leasing Segment invests directly in equipment that the Company leases (referred to as direct finance, leveraged or operating leases) to "Fortune 1000," middle-market companies and health care providers located throughout the United States. The lease portfolio is made up of various kinds of equipment, generally technology related, such as computer systems, satellite equipment, medical equipment and general manufacturing, industrial, construction and transportation equipment. The Leasing Segment also specializes in selling third party equipment maintenance contracts to large companies.

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

The following tables present summary financial information for the reportable segments (in thousands):

	Banking	Leasing	Mortgage Banking	Consolidated
Year ended December 31,
2017
Net interest income	$550,499	$9,902	$41,976	$602,377
Provision for credit losses	16,555	3,858	1,180	21,593
Non-interest income	174,120	86,029	106,724	366,873
Non-interest expense (1)	462,055	57,331	139,456	658,842
Income tax expense	65,137	(51,140)	(29,222)	(15,225)
Net income	$180,872	$85,882	$37,286	$304,040
Total assets	$16,448,960	$1,403,690	$2,234,290	$20,086,940
Year ended December 31,
2016
Net interest income	$475,133	$9,415	$33,343	$517,891
Provision for credit losses	18,583	295	685	19,563
Non-interest income	153,250	73,503	148,150	374,903
Non-interest expense (1)	421,733	48,450	149,668	619,851
Income tax expense	53,263	13,525	12,456	79,244
Net income	$134,804	$20,648	$18,684	$174,136
Total assets	$16,368,881	$1,224,169	$1,709,267	$19,302,317
Year ended December 31,
2015
Net interest income	$424,883	$11,475	$29,248	$465,606
Provision for credit losses	19,436	1,598	352	21,386
Non-interest income	127,710	76,943	117,440	322,093
Non-interest expense (1)	355,727	45,364	133,063	534,154
Income tax expense	51,647	16,255	5,309	73,211
Net income	$125,783	$25,201	$7,964	$158,948
Total assets	$13,243,710	$1,015,918	$1,325,379	$15,585,007

(1)
Includes merger related expenses of $9.1 million, $23.7 million and $5.5 million in the banking segment for the years ended December 31, 2017, 2016, and 2015, respectively. Also, includes contingent consideration expense related to our acquisition of Celtic Leasing Corp. and MSA Holdings, LLC in the banking segment for the year ended December 31, 2017 and 2016.

Note 22.	Condensed Parent Company Financial Information

The condensed financial statements of MB Financial, Inc. (parent company only) are presented below:

Balance Sheets
(In thousands)

	December 31,
	2017	2016
Assets
Cash	$219,086	$26,591
Investments in subsidiaries	2,961,822	2,718,821
Other assets	73,438	92,520
Total assets	$3,254,346	$2,837,932
Liabilities and Stockholders’ Equity
Short-term borrowings	$—	$10,000
Long-term borrowings	10,000	14,000
Junior subordinated notes issued to capital trusts	211,494	214,384
Other liabilities	23,029	20,339
Stockholders’ equity	3,009,823	2,579,209
Total liabilities and stockholders’ equity	$3,254,346	$2,837,932

Statements of Operations
(In thousands)

	Years Ended December 31,
	2017	2016	2015
Dividends from subsidiaries	$78,846	$112,000	$158,000
Interest and other income	4,148	1,913	469
Interest and other expense	18,990	14,990	10,637
Income before income tax benefit and equity in undistributed net income of subsidiaries	64,004	98,923	147,832
Income tax benefit	(8,253)	(5,303)	(4,018)
Income before equity in undistributed net income of subsidiaries	72,257	104,226	151,850
Equity in undistributed net income of subsidiaries	231,783	69,910	7,098
Net income	304,040	174,136	158,948
Dividends on preferred shares	8,007	8,009	8,000
Net income available to common stockholders	$296,033	$166,127	$150,948

Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2017	2016	2015
Cash Flows From Operating Activities
Net income	$304,040	$174,136	$158,948
Adjustments to reconcile net income to net cash provided by operating activities:
Compensation expense for share-based payment plans	17,476	16,868	14,123
Equity in undistributed net income of subsidiaries	(231,783)	(69,910)	(7,098)
Change in other assets and other liabilities	162	(28,546)	(8,814)
Net cash provided by operating activities	89,895	92,548	157,159
Cash Flows From Investing Activities
Investments in and advances to subsidiaries	—	(2,000)	—
Net cash paid in business acquisition	—	(83,163)	—
Net cash used in investing activities	—	(85,163)	—
Cash Flows From Financing Activities
Treasury stock transactions, net	(3,270)	(3,837)	(53,587)
Stock options exercised	2,504	1,410	499
Dividends paid on common stock	(69,346)	(58,177)	(48,413)
Dividends paid on preferred stock	(8,007)	(8,009)	(8,000)
Issuance of preferred stock, net of issuance costs	194,719	—	—
Net (decrease) increase short-term borrowings	(10,000)	(15,000)	25,000
Principal paid on long-term borrowings	(4,000)	(2,000)	—
Net cash provided by (used in) financing activities	102,600	(85,613)	(84,501)
Net increase (decrease) in cash	192,495	(78,228)	72,658
Cash:
Beginning of year	26,591	104,819	32,161
End of year	$219,086	$26,591	$104,819

Note 23.	Preferred Stock

On August 18, 2014, in connection with the Taylor Capital merger, the Company issued one share of its Perpetual Non-Cumulative Preferred Stock, Series A (“Company Series A Preferred Stock”), in exchange for each of the 4,000,000 outstanding shares of Taylor Capital’s Perpetual Non-Cumulative Preferred Stock, Series A. Holders of the Company Series A Preferred Stock were entitled to receive, when as and if declared by the Company’s board of directors, non-cumulative cash dividends on the liquidation preference, which was $25 per share, at a rate of 8.00% per annum, payable quarterly. The Company Series A Preferred Stock was included in Tier 1 capital for regulatory capital purposes and was redeemed in full by the Company subsequent to December 31, 2017. See Note 24 Subsequent Events of the notes to the consolidated financial statements.

On August 24, 2016, in connection with the American Chartered merger, the Company issued one share of its Cumulative Voting Convertible Preferred Stock, Series B ("Company Series B Preferred Stock"), in exchange for each of the 525 shares of American Chartered's Series D Preferred Stock outstanding immediately prior to the merger whose holders did not elect to receive the same consideration in the merger as holders of American Chartered Common Stock, based on the number of shares of American Chartered Common Stock into which each such share of American Chartered Series D Preferred Stock would otherwise then be convertible. Holders of the Company Series B Preferred Stock were entitled to receive cumulative cash dividends on the liquidation preference amount, which was $1,000 per share, at a rate of 8.00% per annum, had the right to vote on all matters upon which holders of the Company's common stock were entitled to vote and had the right to convert each share into shares of the Company's common stock at any time. The Company Series B Preferred stock had a mandatory conversion date of September 20, 2017. The Company Series B Preferred Stock was included in Tier 2 capital for regulatory capital purposes. During the third quarter of 2016, 400 shares of the Company Series B Preferred stock were voluntarily converted by the holders of such shares into shares of the Company's common stock. On September 20, 2017, the remaining 125 of the Company Series B Preferred stock were converted into shares of the Company's common stock pursuant to the mandatory conversion provision referred to above.

On November 22, 2017, the Company issued 8,000,000 depositary shares, each representing a 1/40th interest in a share of its Non-Cumulative Preferred Stock, Series C (“Company Series C Preferred Stock”). Holders of the Company Series C Preferred Stock are entitled to receive, when as and if declared by the Company's board of directors, non-cumulative cash dividends on the liquidation preference, which is $25 per depositary share (equivalent to $1,000 per share of preferred stock), at a rate of 6.00% per annum, payable quarterly. The Company Series C Preferred Stock is included in Tier 1 capital for regulatory capital purposes and is redeemable at the option of the Company at a redemption price of $25 per depositary share, plus any declared and unpaid dividends, (i) in whole or in part from time to time, on any dividend payment date on or after November 25, 2022, and (ii) in whole but not in part prior to November 25, 2022, within 90 days following a “regulatory capital treatment event,” as defined in the terms of the Company Series C Preferred Stock. The Company must receive the approval of the Federal Reserve Board prior to any redemption of the Company Series C Preferred Stock.

Note 24.	Subsequent Events

On January 19, 2018, the Company pre-paid in full the unsecured term loan at the holding company level, which had an outstanding balance of $10.0 million at December 31, 2017.

On February 15, 2018, the Company redeemed all of the 4,000,000 issued and outstanding shares of Company Series A Preferred Stock at a redemption price of $25.00 per share, or $100.0 million in the aggregate. The excess carrying amount of the Series A Preferred Stock in the amount of $15.6 million will be retained in stockholders' equity and reflected as income available to common stockholders, which will be included in the calculation of earnings per common share.

On March 19, 2018, the Company will redeem the junior subordinated notes held by American Chartered Statutory Trust I and, as a result, all of the issued and outstanding three month LIBOR + 3.60% American Chartered Statutory Trust I capital (preferred) securities will be concurrently redeemed. The aggregate liquidation amount of these trust preferred securities is $20.0 million. American Chartered Statutory Trust I was established by American Chartered prior to the Company's acquisition of American Chartered, and the junior subordinated notes issued by American Chartered to American Chartered Statutory Trust I were assumed by the Company upon completion of the acquisition.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

a)             Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of December 31, 2017 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

c)           Changes in Internal Control Over Financial Reporting: During the quarter ended December 31, 2017, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Directors and Executive Officers.  The information concerning our directors and executive officers required by this item is incorporated herein by reference from our definitive proxy statement for our 2018 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Section 16(a) Beneficial Ownership Reporting Compliance.  The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by our directors, officers and ten percent stockholders required by this item is incorporated herein by reference from our definitive proxy statement for our 2018 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Code of Ethics.  We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions, and to all of our other employees and our directors.  A copy of our code of ethics is available on our Internet website address, www.mbfinancial.com.

Item 11.	Executive Compensation

The information concerning compensation and other matters required by this item is incorporated herein by reference from our definitive proxy statement for our 2018 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from our definitive proxy statement for our 2018 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

The following table sets forth information as of December 31, 2017 with respect to compensation plans under which shares of our common stock may be issued:

Equity Compensation Plan Information

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, warrants and rights (1)	Weighted Average Exercise Price of Outstanding Options, warrants and rights (1)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the first column) (2)
Equity compensation plans approved by stockholders	2,544,445	$29.10	2,917,472
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	2,544,445	$29.10	2,917,472

(1) Includes 220,816 shares underlying market-based restricted stock units and 594,290 shares underlying time-based restricted stock units.  Recipients of market-based restricted stock units will earn shares, totaling between 0% and 175% of the number of units issued, based on the Company's total stockholder return relative to a specified peer group of financial institutions over a three year period.  The market-based restricted stock units are included in the preceding table as if the recipients earned shares equal to 100% of the units issued.  Additionally, there were 7,361 shares underlying director stock units that we assumed in our 2006 acquisition of First Oak Brook Bancshares, Inc.  The market-based restricted stock units, restricted stock units and director stock units do not have an exercise price and are not taken into account in the determination of the weighted average exercise price.

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

The information concerning certain relationships and related transactions and director independence required by this item is incorporated herein by reference from our definitive proxy statement for our 2018 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services

The information concerning principal accountant fees and services is incorporated herein by reference from our definitive proxy statement for our 2018 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the end of our fiscal year.

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

3.1A
Articles Supplementary to the Charter of the Registrant for the Registrant’s Perpetual Non-Cumulative Preferred Stock, Series A (incorporated herein by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form 8-A filed on August 14, 2014 (File No.001-36599))

3.1B
Articles Supplementary to the Charter of the Registrant for the Registrant’s Cumulative Voting Convertible Preferred Stock, Series B (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on August 30, 2016 (File No.001-36599))

3.1C
Articles Supplementary to the Charter of the Registrant for the Registrant’s 6.00% Non-Cumulative Perpetual Preferred Stock, Series C (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 21, 2017 (File No.001-36599))

EXHIBIT INDEX
Exhibit Number	Description

3.2	By-laws of the Registrant, as amended (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 2, 2015 (File No. 001-36599))

4.1
The Registrant hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of the holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries

4.2
Deposit Agreement, dated as of November 22, 2017, between the Registrant, Computershare Inc. and Computershare Trust Company, N.A., as depositary, and the holders from time to time of the depositary receipts described therein (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on November 22, 2017 (File No.001-36599))

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

10.24	Reserved

10.24A	Amended and Restated Employment Agreement by and between the Registrant, MB Financial Bank, N.A. and Mark A. Hoppe*

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

101
The following financial statements from the MB Financial, Inc. Annual Report on Form 10-K for the year ended December 31, 2017, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) the notes to consolidated financial statements*

*  Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MB FINANCIAL, INC.
(registrant)

By:	/s/Mitchell Feiger
Mitchell Feiger
President and Chief Executive Officer

February 23, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures		Title

/s/Mitchell Feiger		Director, President and Chief Executive Officer
Mitchell Feiger		(Principal Executive Officer)	February 23, 2018

/s/Randall T. Conte		Vice President and Chief Financial Officer
Randall T. Conte		(Principal Financial Officer)	February 23, 2018

/s/John Francoeur		Chief Accounting Officer
John Francoeur		(Principal Accounting Officer)	February 23, 2018

/s/Thomas H. Harvey*		Director	February 23, 2018
Thomas H. Harvey

/s/David P. Bolger*		Director	February 23, 2018
David P. Bolger

/s/C. Bryan Daniels*		Director	February 23, 2018
C. Bryan Daniels

/s/Sunil Garg*		Director	February 23, 2018
Sunil Garg

/s/Charles J. Gries*		Director	February 23, 2018
Charles J. Gries

/s/James N. Hallene*		Director	February 23, 2018
James N. Hallene

/s/Richard J. Holmstrom*		Director	February 23, 2018
Richard J. Holmstrom

/s/Mark A. Hoppe*		Director	February 23, 2018
Mark A. Hoppe

/s/Karen J. May*		Director	February 23, 2018
Karen J. May

/s/Ronald D. Santo*		Director	February 23, 2018
Ronald D. Santo

/s/Renee Togher*		Director	February 23, 2018
Renee Togher

*By:	/s/Mitchell Feiger	Attorney-in-Fact