Form 10-Q
period 2018-03-31
MB FINANCIAL INC /MD
filed 2018-05-10
CIK 1139812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

There were issued and outstanding 84,065,578 shares of the Registrant’s common stock as of May 10, 2018.

1

MB FINANCIAL, INC.

FORM 10-Q

March 31, 2018

i

PART I.        FINANCIAL INFORMATION

Item 1.	Financial Statements

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	(Unaudited)
	March 31, 2018	December 31, 2017
ASSETS
Cash and due from banks	$332,234	$397,880
Interest earning deposits with banks	50,624	181,341
Total cash and cash equivalents	382,858	579,221
Investment securities:
Securities available for sale, at fair value	1,679,011	1,408,326
Securities held to maturity, at amortized cost ($950,806 fair value at March 31, 2018 and $992,455 at December 31, 2017)	933,319	959,082
Marketable equity securities, at fair value	11,124	—
Non-marketable securities - FHLB and FRB stock	118,955	114,111
Total investment securities	2,742,409	2,481,519
Loans held for sale	561,549	548,578
Loans:
Total loans, excluding purchased credit-impaired loans	13,824,990	13,846,318
Purchased credit-impaired loans	109,990	119,744
Total loans	13,934,980	13,966,062
Less: Allowance for loan and lease losses	161,712	157,710
Net loans	13,773,268	13,808,352
Lease investments, net	408,798	409,051
Premises and equipment, net	281,791	286,690
Cash surrender value of life insurance	204,710	203,602
Goodwill	1,003,548	1,003,548
Other intangibles	52,864	54,766
Mortgage servicing rights, at fair value	291,561	276,279
Other real estate owned, net	10,528	9,736
Other real estate owned related to FDIC-assisted transactions	4,185	4,788
Other assets	449,454	420,810
Total assets	$20,167,523	$20,086,940
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$6,385,149	$6,381,512
Interest bearing	8,585,444	8,576,866
Total deposits	14,970,593	14,958,378
Short-term borrowings	717,679	861,039
Long-term borrowings	851,221	505,158
Junior subordinated notes issued to capital trusts	194,304	211,494
Accrued expenses and other liabilities	499,379	541,048
Total liabilities	17,233,176	17,077,117
STOCKHOLDERS’ EQUITY
Preferred stock, ($0.01 par value, authorized 10,000,000 shares at March 31, 2018 and December 31, 2017; Series A, 8% perpetual non-cumulative, none issued and outstanding at March 31, 2018 and 4,000,000 shares issued and outstanding at December 31, 2017, $25 liquidation value; Series C, 6% perpetual non-cumulative, 200,000 shares issued and outstanding at March 31, 2018 and December 31, 2017, $1,000 liquidation value)	194,719	309,999
Common stock, ($0.01 par value; authorized 120,000,000 shares at March 31, 2018 and December 31, 2017; issued 85,974,387 shares at March 31, 2018 and 85,801,702 shares at December 31, 2017)	860	858
Additional paid-in capital	1,692,650	1,691,007
Retained earnings	1,112,323	1,065,303
Accumulated other comprehensive (loss) income	(3,719)	3,584
Less: 1,921,840 and 1,883,810 shares of treasury common stock, at cost, at March 31, 2018 and December 31, 2017, respectively	(62,486)	(60,928)
Total stockholders’ equity	2,934,347	3,009,823
Total liabilities and stockholders’ equity	$20,167,523	$20,086,940

     See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data) (Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Interest income:
Loans:
Taxable	$157,119	$133,737
Nontaxable	2,271	2,880
Investment securities:
Taxable	7,934	9,122
Nontaxable	9,476	9,973
Other interest earning accounts and Federal funds sold	131	199
Total interest income	176,931	155,911
Interest expense:
Deposits	15,032	7,475
Short-term borrowings	2,516	2,380
Long-term borrowings and junior subordinated notes	6,002	3,013
Total interest expense	23,550	12,868
Net interest income	153,381	143,043
Provision for credit losses	7,508	3,734
Net interest income after provision for credit losses	145,873	139,309
Non-interest income:
Mortgage banking revenue	25,047	28,456
Lease financing revenue, net	24,710	21,418
Treasury management fees	15,156	14,689
Wealth management fees	9,121	8,520
Card fees	4,787	4,566
Capital markets and international banking fees	2,998	3,253
Consumer and other deposit service fees	2,912	3,363
Brokerage fees	864	1,125
Loan service fees	2,245	1,969
Increase in cash surrender value of life insurance	1,108	1,288
Net (loss) gain on investment securities	(174)	231
Net loss on disposal of other assets	(357)	(123)
Other operating income	4,385	3,695
Total non-interest income	92,802	92,450
Non-interest expenses:
Salaries and employee benefits expense	106,514	101,551
Occupancy and equipment expense	17,429	15,044
Computer services and telecommunication expense	11,156	9,440
Advertising and marketing expense	3,863	3,161
Professional and legal expense	1,898	2,691
Other intangibles amortization expense	1,902	2,090
Branch exit and facilities impairment charges	—	(682)
Net loss recognized on other real estate owned and other related expenses	47	844
Loss on extinguishment of debt	3,136	—
Other operating expenses	21,941	22,203
Total non-interest expenses	167,886	156,342
Income before income taxes	70,789	75,417
Income tax expense	14,032	20,880
Net income	56,757	54,537
Dividends on preferred shares	3,100	2,003
Return from preferred stockholders due to redemption	(15,280)	—
Net income available to common stockholders	$68,937	$52,534

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - (Continued)
(Amounts in thousands, except share and per share data) (Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Common share data:
Basic earnings per common share	$0.82	$0.63
Diluted earnings per common share	0.81	0.62
Weighted average common shares outstanding for basic earnings per common share	84,065,681	83,662,430
Diluted weighted average common shares outstanding for diluted earnings per common share	84,896,401	84,778,130

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands) (Unaudited)

	Three Months Ended
	March 31,
	2018	2017

Net income	$56,757	$54,537
Unrealized holding (gains) losses on investment securities, net of reclassification adjustments	(12,092)	6,054
Reclassification adjustment for amortization of unrealized losses (gains) on investment securities transferred to held to maturity from available for sale	151	(473)
Reclassification adjustments for losses (gains) included in net income	174	(231)
Other comprehensive (loss) income, before tax	(11,767)	5,350
Income tax expense (benefit) related to items of other comprehensive (loss) income	3,128	(2,125)
Other comprehensive (loss) income, net of tax	(8,639)	3,225
Comprehensive income	$48,118	$57,762

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2018 and 2017
(Amounts in thousands, except per share data) (Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Non-controlling Interest	Total Stock- holders’ Equity
Balance at December 31, 2016	$115,572	$856	$1,678,826	$838,892	$5,190	$(60,384)	$257	$2,579,209
Net income	—	—	—	54,537	—	—	—	54,537
Other comprehensive income, net of tax	—	—	—	—	3,225	—	—	3,225
Cash dividends declared on preferred shares	—	—	—	(2,003)	—	—	—	(2,003)
Cash dividends declared on common shares ($0.19 per share)	—	—	—	(16,131)	—	—	—	(16,131)
Restricted common stock activity, net of tax	—	—	(6,870)	—	—	3,549	—	(3,321)
Stock option activity, net of tax	—	1	(200)	—	—	—	—	(199)
Repurchase of common shares in connection with employee benefit plans and held in trust for deferred compensation plan	—	—	289	—	—	(2,832)	—	(2,543)
Stock-based compensation expense	—	—	4,481	—	—	—	—	4,481
Purchase of additional investment in subsidiary from minority owners	—	—	(570)	—	—	—	(257)	(827)
Balance at March 31, 2017	$115,572	$857	$1,675,956	$875,295	$8,415	$(59,667)	$—	$2,616,428

Balance at December 31, 2017	$309,999	$858	$1,691,007	$1,065,303	$3,584	$(60,928)	$—	$3,009,823
Cumulative effect of accounting changes	—	—	—	(1,634)	1,336	—	—	(298)
Net income	—	—	—	56,757	—	—	—	56,757
Other comprehensive loss, net of tax	—	—	—	—	(8,639)	—	—	(8,639)
Redemption of preferred stock	(115,280)	—	—	15,280	—	—	—	(100,000)
Cash dividends declared on preferred shares	—	—	—	(3,100)	—	—	—	(3,100)
Cash dividends declared on common shares ($0.24 per share)	—	—	—	(20,283)	—	—	—	(20,283)
Restricted common stock activity, net of tax	—	1	(3,205)	—	—	—	—	(3,204)
Stock option activity, net of tax	—	1	164	—	—	—	—	165
Repurchase of common shares in connection with employee benefit plans and held in trust for deferred compensation plan	—	—	233	—	—	(1,558)	—	(1,325)
Stock-based compensation expense	—	—	4,451	—	—	—	—	4,451
Balance at March 31, 2018	$194,719	$860	$1,692,650	$1,112,323	$(3,719)	$(62,486)	$—	$2,934,347

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands) (Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Cash Flows From Operating Activities
Net income	$56,757	$54,537
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment and leased equipment	27,950	21,797
Branch exit and facilities impairment charges	—	(682)
Compensation expense for share-based payment plans	4,451	4,481
Net loss (gain) on sales of premises and equipment and leased equipment	419	(576)
Amortization of other intangibles	1,902	2,090
Provision for credit losses	7,508	3,734
Deferred income tax expense	19,591	18,304
Amortization of premiums and discounts on investment securities, net	8,337	10,738
Accretion of discounts on loans, net	(4,749)	(7,158)
Net loss (gain) on investment securities	174	(231)
Proceeds from sale of loans held for sale	1,026,096	1,305,445
Origination of loans held for sale	(1,055,406)	(1,073,357)
Net loss (gain) on sale of loans held for sale	9,840	(4,052)
Origination of mortgage servicing rights	(12,340)	(15,651)
Change in fair value of mortgage servicing rights	(2,875)	2,660
Net (gain) loss on other real estate owned	(143)	607
Increase in cash surrender value of life insurance	(1,108)	(1,288)
Loss on extinguishment of debt	3,136	—
Increase (decrease) in other assets, net	(25,045)	68,066
Decrease in other liabilities, net	(63,549)	(97,061)
Net cash provided by operating activities	946	292,403
Cash Flows From Investing Activities
Proceeds from sales of investment securities available for sale	—	9,911
Proceeds from maturities and calls of investment securities available for sale	94,273	71,539
Purchases of investment securities available for sale	(391,866)	(45,791)
Proceeds from maturities and calls of investment securities held to maturity	38,502	31,896
Purchases of investment securities held to maturity	(12,859)	(15,150)
Purchase of marketable equity securities	(250)	—
Purchases of non-marketable securities - FHLB and FRB stock	(14,971)	(53,307)
Redemption of non-marketable securities - FHLB and FRB stock	10,127	52,156
Net decrease (increase) in loans	31,591	(179,104)
Purchases of mortgage servicing rights	(67)	(496)
Purchases of premises and equipment and leased equipment	(26,364)	(28,361)
Proceeds from sales of premises and equipment and leased equipment	4,272	5,976
Proceeds from sale of other real estate owned	1,442	11,324
Proceeds from sale of other real estate owned related to FDIC-assisted transactions	838	1,420
Purchase of additional investment in subsidiary from minority owners	—	(827)
Net proceeds from FDIC related covered assets	183	(434)
Net cash used in investing activities	(265,149)	(139,248)
Cash Flows From Financing Activities
Net increase (decrease) in deposits	12,215	(111,065)
Proceeds from short-term borrowings - FHLB advances	140,000	1,000,000
Principal paid on short-term borrowings - FHLB advances	(475,000)	(1,050,000)
Net increase (decrease) in short-term borrowings	191,640	(43,660)
Proceeds from long-term borrowings	439,676	89,060
Principal paid on long-term borrowings	(93,613)	(10,232)
Redemption of junior subordinated notes issued to capital trusts	(20,619)	—
Redemption of preferred stock	(100,000)	—
Treasury stock transactions, net	(1,325)	(2,543)
Stock options exercised	659	610
Dividends paid on preferred stock	(5,100)	(2,003)
Dividends paid on common stock	(20,693)	(16,385)
Net cash provided by (used in) financing activities	67,840	(146,218)
Net (decrease) increase in cash and cash equivalents	$(196,363)	$6,937
Cash and cash equivalents:
Beginning of period	579,221	463,469
End of period	$382,858	$470,406

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Amounts in thousands) (Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest paid to depositors and on other borrowed funds	$21,656	$12,687
Income tax payments, net	1,172	1,700
Supplemental Schedule of Noncash Investing Activities:
Investment securities held to maturity purchased not settled	$2,861	$6,386
Loans transferred to other real estate owned	2,296	350
Loans transferred to repossessed assets	797	489
Operating leases rewritten as direct finance leases included as loans	2,359	1,339
Long-term borrowings transferred to short-term borrowings	75,000	75,000
Supplemental Schedule of Noncash Investing Activities From Acquisitions:
Adjustments to noncash assets previously acquired:
Loans	$—	$1,846
Goodwill	—	(1,113)
Other assets	—	(733)
Total adjustments to noncash assets previously acquired	$—	$—

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation

These unaudited consolidated financial statements include the accounts of MB Financial, Inc., a Maryland corporation (the “Company”), and its subsidiaries, including its wholly owned national bank subsidiary, MB Financial Bank, N.A. (“MB Financial Bank”), based in Chicago, Illinois. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows for the interim periods have been made. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year.
These unaudited interim financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and industry practice. Certain information in footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP and industry practice has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
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

ASC Topic 805 "Business Combinations." New authoritative accounting guidance under ASC Topic 805 "Business Combinations" amends prior guidance to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company adopted this new authoritative guidance on January 1, 2018, and it did not have a significant impact on the Company's statements of operations or financial condition.

ASC Topic 606 "Revenue from Contracts with Customers." New authoritative accounting guidance under ASC Topic 606, "Revenue from Contracts with Customers" amended prior guidance to require an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new authoritative guidance was initially effective for reporting periods after January 1, 2017 but was deferred to January 1, 2018. The Company's revenue is comprised of interest income on financial assets, which is excluded from the scope of this new guidance, and non-interest income. This new guidance changes how certain recurring revenue streams are recognized within lease financing revenue and insignificant components of non-interest income. The Company adopted this new authoritative guidance on January 1, 2018, and it did not have a significant impact on the Company's statements of operations or financial condition. See "Accounting changes" below.

ASC Topic 825 "Financial Instruments." New authoritative accounting guidance under ASC Topic 825 "Financial Instruments" amended prior guidance to require equity investments (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. An entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. The new guidance simplifies the impairment assessment of equity investments without readily determinable fair values, requires public entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from changes in the instrument-specific credit risk when the entity has selected the fair value option for financial instruments and requires separate presentation of financial assets and liabilities by measurement category and form of financial asset. The Company adopted this new authoritative guidance on January 1, 2018, and it did not have a significant impact on the Company's statements of operations or financial condition. See "Accounting changes" below.

ASC Topic 405 "Liabilities-Extinguishment of Liabilities." New authoritative accounting guidance under ASC Topic 405, "Liabilities-Extinguishment of Liabilities" amended prior guidance to clarify that liabilities related to the sale of prepaid store-value products within the scope of this guidance are financial liabilities and that breakage for those liabilities are to be accounted for consistent with the breakage guidance in ASC Topic 606 "Revenue from Contracts with Customers." The Company adopted this new authoritative guidance on January 1, 2018, and it did not have a significant impact on the Company's statements of operations or financial condition.

ASC Topic 842 "Leases." New authoritative accounting guidance under ASC Topic 842 "Leases" amended prior guidance to require lessees to recognize the assets and liabilities arising from all leases on the balance sheet. The new authoritative guidance defines a lease as a contract, or part of a contract, that conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. In addition, the qualifications for a sale and leaseback transaction have been amended. The new authoritative guidance also requires qualitative and quantitative disclosures by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The new authoritative guidance will be effective for reporting periods after January 1, 2019. The Financial Accounting Standards Board issued a proposal in January 2018 to provide an additional transition method that would allow entities to not apply this new guidance in the comparative periods presented in the financial statements and instead recognize a cumulative effect adjustment to the beginning retained earnings at the date of application. The Company is evaluating the new guidance and its impact on the Company's statements of operations and financial condition. The Company expects an increase in assets and liabilities as a result of recording additional lease contracts where the Company is lessee.

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

ASC Topic 718 "Compensation - Stock Compensation." New authoritative accounting guidance under ASC Topic 718 "Compensation - Stock Compensation" amends prior guidance by clarifying which changes to terms or conditions of a share-based payment award require an entity to apply modification accounting. An entity should account for the effects of a modification unless the fair value, vesting conditions and classification of the modified award are the same as the original award. The Company adopted this new authoritative guidance on January 1, 2018, and it did not have a significant impact on the Company's statements of operations or financial condition.

ASC Topic 326 "Financial Instruments - Credit Losses." New authoritative accounting guidance under ASC Topic 326 "Financial Instruments - Credit Losses" amended the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information for credit loss estimates. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The new authoritative guidance also requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected (net of the allowance for credit losses). In addition, the credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses rather than a write-down. The new authoritative guidance will be effective for reporting periods after January 1, 2020. The Company is evaluating the new guidance and expects it to have an impact on the Company's statements of operations and financial condition, the significance of which is not yet known nor can it be reasonably estimated currently. Due to the significant differences in the new authoritative guidance from existing GAAP, the implementation of this guidance may result in material changes in our accounting for credit losses on the financial instruments and will be impacted by the Company's loan and securities portfolios' composition, attributes, and quality in addition to the prevailing economic conditions and forecasts at the time of adoption. As part of the Company's evaluation process, it has established a steering committee and working group, including individuals from various functional areas, to assess processes and related controls, portfolio segmentation, model development, system requirements, and needed resources. The Company is also considering third-party consultants to assist in the evaluation process.

ASC Topic 230 "Statement of Cash Flows." New authoritative accounting guidance under ASC Topic 230 "Statement of Cash Flows" addresses eight specific cash flow classification issues with the objective of reducing the existing diversity in practice. The Company adopted this new authoritative guidance on January 1, 2018, and it did not have a significant impact on the Company's statements of operations or financial condition.

New authoritative accounting guidance under ASC Topic 230 "Statement of Cash Flows" amends prior guidance to require an entity to include amounts generally described as restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. The Company adopted this new authoritative guidance on January 1, 2018, and it did not have a significant impact on the Company's statements of operations or financial condition.

ASC Topic 740 "Income Taxes." New authoritative accounting guidance under ASC Topic 740 "Income Taxes" amends prior guidance to require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The Company adopted this new authoritative guidance on January 1, 2018, and it did not have a significant impact on the Company's statements of operations or financial condition.

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

ASC Topic 610 "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets." New authoritative accounting guidance under ASC Topic 610 "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets" amends prior guidance to clarify the scope of Subtopic 610-20 by defining in substance nonfinancial assets and to add guidance for partial sales of nonfinancial assets. The Company adopted this new authoritative guidance on January 1, 2018, and it did not have a significant impact on the Company's statements of operations or financial condition.

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

ASC Topic 220 "Income Statement - Reporting Comprehensive Income." New authoritative accounting guidance under ASC Topic 220 "Income Statement - Reporting Comprehensive Income" allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from enactment of H.R. 1, originally known as the "Tax Cuts and Jobs Act." The new authoritative guidance will be effective for reporting periods after January 1, 2019 with early adoption permitted. The Company early adopted the new guidance on January 1, 2018, and it did not have a significant impact on the Company's statements of operations or financial condition. See "Accounting changes" below.

Accounting changes. The Company adopted the new authoritative accounting guidance under ASC Topic 606, "Revenue from Contracts with Customers" on January 1, 2018 using the modified retrospective transition method for contracts that were not completed at the date of initial application. The Company recognized a cumulative effect reduction to the beginning retained earnings totaling $683 thousand. This amount relates to lease financing revenue where the Company's performance obligation is over time. Previously, such revenue was recognized immediately. See "Lease financing revenue, net" below.

The new authoritative accounting guidance under ASC Topic 606 requires an entity to recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. To achieve this, the Company takes the following steps: identify the contract(s) with a customer; identify the performance obligations in the contract; determine the transaction price; allocate the transaction price to the performance obligations in the contract; and recognize revenue when (or as) the Company satisfies a performance obligation. The non-interest revenue streams that are considered to be in the scope of this new guidance are discussed below.

Lease financing revenue, net. Fees from the sale of third-party equipment maintenance contracts are included within lease financing revenue, net. The Company sells third-party equipment maintenance contracts and provides customers with an asset and maintenance contract management tool over the life of the maintenance contract. Since the Company provides support for the asset and maintenance contract management tool, the Company's performance obligation is satisfied over the life of the maintenance contract, and the fees are recognized monthly over the life of the maintenance contract. Payment is typically received at the time of sale of the maintenance contract.

Treasury management fees and consumer and other deposit service fees. Deposit related fees (account analysis fees, monthly service fees, and other related fees) are included within treasury management fees and consumer and other deposit service fees. The Company's performance obligation is ongoing and either party may cancel at any time. These fees are generally recognized as the services are rendered on a monthly basis. Payment is typically received monthly.

Wealth management fees. Wealth management fees include revenue from the management and advisement of client assets and trust administration. The Company's performance obligation is generally satisfied over time, and the fees are recognized monthly. Payment is typically received quarterly or annually.

Card fees. Card fees include debit and credit card interchange fees and ATM fees. For debit and credit card transactions, the Company considers the merchant as the customer for interchange revenue with the performance obligation being satisfied when the cardholder purchases goods or services from the merchant. Interchange revenue is recognized as the services are provided. The Company's performance obligation for ATM fees is satisfied when services are provided, and the fees are recognized at that time. Payment is typically received immediately or in the following month.

Capital markets and international banking fees. Capital markets and international banking fees include M&A advisory and syndication fees. The Company's performance obligation is generally satisfied over time, and the fees are recognized monthly. For M&A advisory fees, a portion of the payment is received at the beginning of the engagement with the remainder once the transaction is completed. For syndication fees, payment is received annually.

The Company also adopted the new authoritative accounting guidance under ASC Topic 825 "Financial Instruments" and ASC Topic 220 "Income Statement - Reporting Comprehensive Income" on January 1, 2018. The Company recognized a cumulative effect increase to the beginning retained earnings and accumulated other comprehensive income totaling $385 thousand under ASC Topic 825 representing the fair value adjustment to equity securities at the date of initial application. In addition, the Company reclassified $1.2 million from accumulated other comprehensive loss to retained earnings for the stranded tax effects resulting from enactment of the Tax Cuts and Jobs Act at the date of initial application of the new guidance under ASC Topic 220.

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

	Three Months Ended
	March 31,
	2018	2017
Distributed earnings allocated to common stock	$20,283	$16,131
Undistributed earnings	36,474	38,406
Net income	56,757	54,537
Less: preferred stock dividends	3,100	2,003
Plus: return from preferred stockholders due to redemption (1)	15,280	—
Net income available to common stockholders for basic earnings per common share	68,937	52,534
Plus: preferred stock dividends on convertible preferred stock	—	3
Less: earnings allocated to participating securities	2	1
Earnings allocated to common stockholders for diluted earnings per common share	$68,935	$52,536
Weighted average shares outstanding for basic earnings per common share	84,065,681	83,662,430
Dilutive effect of:
Stock options	507,786	636,515
Restricted shares and units	322,934	471,863
Convertible preferred stock	—	7,322
Total dilutive effect of equity awards and convertible preferred stock	830,720	1,115,700
Weighted average shares outstanding for diluted earnings per common share	84,896,401	84,778,130
Basic earnings per common share	$0.82	$0.63
Diluted earnings per common share	0.81	0.62

(1)	Represents the excess carrying amount over the redemption price of the 8% Series A non-cumulative perpetual preferred stock redeemed in the first quarter of 2018.

Note 4.	Investment Securities

Amortized cost and fair value of investment securities, excluding marketable equity securities and non-marketable FHLB and FRB stock, were as follows as of the dates indicated (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2018
Available for Sale
U.S. Government sponsored agencies and enterprises	$22,948	$—	$(63)	$22,885
States and political subdivisions	355,058	12,478	(630)	366,906
Residential mortgage-backed securities	1,202,251	2,331	(17,514)	1,187,068
Commercial mortgage-backed securities	64,144	227	(210)	64,161
Corporate bonds	38,020	1	(30)	37,991
Total Available for Sale	1,682,421	15,037	(18,447)	1,679,011
Held to Maturity
States and political subdivisions	874,306	18,704	(1,910)	891,100
Residential mortgage-backed securities	59,013	693	—	59,706
Total Held to Maturity	933,319	19,397	(1,910)	950,806
Total	$2,615,740	$34,434	$(20,357)	$2,629,817
December 31, 2017
Available for Sale
U.S. Government sponsored agencies and enterprises	$23,013	$3	$(9)	$23,007
States and political subdivisions	363,813	15,998	(486)	379,325
Residential mortgage-backed securities	861,594	3,035	(11,930)	852,699
Commercial mortgage-backed securities	71,554	612	(131)	72,035
Corporate bonds	70,155	84	(42)	70,197
Equity securities (1)	11,236	—	(173)	11,063
Total Available for Sale	1,401,365	19,732	(12,771)	1,408,326
Held to Maturity
States and political subdivisions	878,400	32,559	(447)	910,512
Residential mortgage-backed securities	80,682	1,261	—	81,943
Total Held to Maturity	959,082	33,820	(447)	992,455
Total	$2,360,447	$53,552	$(13,218)	$2,400,781

(1)	Reflected in marketable equity securities on the consolidated balance sheet following the adoption of the new guidance under ASC Topic 825 "Financial Instruments" on January 1, 2018.

The increase in investment securities was due to investments in residential mortgage-backed securities in the first quarter of 2018. The Company has no direct exposure to the State of Illinois in its investment securities portfolio, but approximately 19% of the state and political subdivisions portfolio consisted of securities issued by municipalities located in Illinois as of March 31, 2018. Approximately 95% of the state and political subdivisions securities were general obligation issues, and 26% were insured or had another form of credit enhancement as of March 31, 2018.

Unrealized losses on investment securities by length of time in a continuous unrealized loss position and the fair value of the related securities at March 31, 2018 were as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for Sale
U.S. Government sponsored agencies and enterprises	$22,885	$(63)	$—	$—	$22,885	$(63)
States and political subdivisions	18,110	(69)	18,586	(561)	36,696	(630)
Residential mortgage-backed securities	442,766	(4,035)	390,083	(13,479)	832,849	(17,514)
Commercial mortgage-backed securities	32,416	(136)	11,322	(74)	43,738	(210)
Corporate bonds	19,044	(12)	9,980	(18)	29,024	(30)
Total Available for Sale	535,221	(4,315)	429,971	(14,132)	965,192	(18,447)
Held to Maturity
States and political subdivisions	158,964	(1,455)	11,631	(455)	170,595	(1,910)
Total	$694,185	$(5,770)	$441,602	$(14,587)	$1,135,787	$(20,357)

Unrealized losses on investment securities by length of time in a continuous unrealized loss position and the fair value of the related securities at December 31, 2017 were as follows (in thousands):

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

The total number of security positions in the investment portfolio in an unrealized loss position at March 31, 2018 was 630 compared to 471 at December 31, 2017. This increase in total number of security positions in a continuous unrealized loss position from December 31, 2017 to March 31, 2018 was mainly attributable to the mortgage-backed securities in the investment securities portfolio.

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

As of March 31, 2018, management does not have the intent to sell any of the securities in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of March 31, 2018, management believes the impairments detailed in the table above are temporary.

Changes in market interest rates can significantly influence the fair value of securities, and the fair value of our municipal securities portfolio would decline substantially if interest rates increase materially.

Net gains (losses) recognized on investment securities were as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Realized gains	$88	$237
Realized losses	(262)	(6)
Net (losses) gains	$(174)	$231

The amortized cost and fair value of investment securities as of March 31, 2018 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following maturity summary.

	Amortized	Fair
(In thousands)	Cost	Value
Available for sale:
Due in one year or less	$87,751	$87,946
Due after one year through five years	142,875	147,296
Due after five years through ten years	38,869	39,263
Due after ten years	146,531	153,277
Residential and commercial mortgage-backed securities	1,266,395	1,251,229
	1,682,421	1,679,011
Held to maturity:
Due in one year or less	45,415	45,629
Due after one year through five years	176,545	182,455
Due after five years through ten years	207,875	213,927
Due after ten years	444,471	449,089
Residential mortgage-backed securities	59,013	59,706
	933,319	950,806
Total	$2,615,740	$2,629,817

Investment securities with a carrying amount of $679.1 million at March 31, 2018 and $726.1 million at December 31, 2017 were pledged as collateral on public deposits and for other purposes as required or permitted by law, while only $587.0 million and $625.2 million were required to be pledged at March 31, 2018 and December 31, 2017, respectively.

Investment securities held to maturity with a carrying amount of $2.6 million were transferred to the available for sale portfolio and subsequently sold during the first quarter of 2018. These investment securities were obligations of states and political subdivisions that were downgraded and no longer met our credit criteria.

Note 5.	Loans

Loans consist of the following at (in thousands):

	March 31, 2018	December 31, 2017
Commercial loans	$4,790,803	$4,786,180
Commercial loans collateralized by assignment of lease payments	2,095,189	2,113,135
Commercial real estate	4,093,045	4,147,529
Residential real estate	1,391,900	1,432,458
Construction real estate	479,638	406,849
Indirect vehicle	692,642	667,928
Home equity	202,920	219,098
Other consumer loans	78,853	73,141
Total loans, excluding purchased credit-impaired loans	13,824,990	13,846,318
Purchased credit-impaired loans	109,990	119,744
Total loans	$13,934,980	$13,966,062

Loans are made to individuals as well as commercial and tax exempt entities. Specific loan terms vary as to interest rate, repayment, and collateral requirements based on the type of loan requested and the credit worthiness of the prospective borrower. Except for commercial loans collateralized by assignment of lease payments, asset-based loans, residential real estate loans, and indirect vehicle loans, credit risk tends to be geographically concentrated in that a majority of the loan customers are located in Illinois.

The Company's extension of credit is governed by its Credit Risk Policy, which was established to control the quality of the Company's loans. This policy is reviewed and approved by the Enterprise Risk Committee of the Company's Board of Directors on an annual basis.

Commercial Loans. Commercial credit is extended mostly to middle market customers. Such credits are typically comprised of working capital loans, loans for physical asset expansion, asset acquisition loans and other business loans. Loans to closely held businesses will generally be guaranteed in full or for a significant amount by the businesses' principal owners. Commercial loans are made based primarily on the historical cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not perform as forecasted and collateral securing loans may fluctuate in value due to economic or individual performance factors. Minimum standards and underwriting guidelines have been established for all commercial loan types. Asset-based loans, also included in commercial loans, are made to businesses with the primary source of repayment derived from payments on the related assets securing the loan. Collateral for these loans may include accounts receivable, inventory and equipment, and is monitored regularly to ensure ongoing sufficiency of collateral coverage and quality. The primary risk for these loans is a significant decline in collateral values due to general market conditions. Loan terms that mitigate these risks include typical industry amortization schedules, percentage of collateral advances, maintenance of cash collateral accounts and regular asset monitoring. Because of the national scope of our asset-based lending, the risk of these loans is also diversified by geography.

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

Commercial Real Estate Loans. Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans. These loans are viewed primarily as property income based loans and the repayment of these loans is largely dependent on the successful operation of the property, which also serves as collateral for the loan. In addition, $1.3 billion of commercial real estate loans at March 31, 2018 were secured by owner-occupied properties where the primary source of repayment is the cash flow from the ongoing operations and activities conducted by the owner of the property. Loan performance may be adversely affected by factors impacting the general economy or conditions specific to the real estate market such as geographic location and/or property type.

Construction Real Estate Loans. The Company defines construction loans as loans where the loan proceeds are monitored by the Company and used exclusively for the improvement of real estate in which the Company holds a mortgage. Due to the inherent risk in this type of loan, these loans are subject to other industry specific policy guidelines outlined in the Company's Credit Risk Policy.

Consumer Related Loans. The Company originates direct and indirect consumer loans, including residential real estate, home equity lines and loans, credit cards, and indirect vehicle loans (motorcycle, marine, recreational, and powersports vehicles). Each loan type is underwritten based upon several factors including debt to income, type of collateral and loan to collateral value, credit history, and the Company's relationship with the borrower. Indirect loan and credit card underwriting involves the use of risk-based pricing in the underwriting process.

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

Pledged loans. A collateral pledge agreement exists whereby at all times, the Company must keep on hand, free of all other pledges, liens, and encumbrances, loans with unpaid principal balances aggregating no less than 160% for qualifying first mortgage loans, 170% for home equity loans, 161% for qualifying commercial real estate loans and 106% for loans held for sale, of the outstanding advances from the Federal Home Loan Bank.  As of March 31, 2018 and December 31, 2017, the Company had $4.6 billion and $4.7 billion, respectively, of loans pledged as collateral for long-term Federal Home Loan Bank advances and third party letters of credit, while only $3.4 billion and $3.1 billion were required to be pledged at March 31, 2018 and December 31, 2017, respectively.

The following table presents the contractual aging of the recorded investment in past due loans by class of loans as of March 31, 2018 and December 31, 2017 (in thousands):

	Current	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Total
March 31, 2018
Commercial	$4,751,376	$30,468	$1,195	$7,764	$39,427	$4,790,803
Commercial collateralized by assignment of lease payments	2,066,953	22,462	5,073	701	28,236	2,095,189
Commercial real estate:
Health care	757,936	—	—	—	—	757,936
Industrial	867,979	2,718	—	—	2,718	870,697
Multifamily	580,484	—	—	164	164	580,648
Retail	482,646	835	—	229	1,064	483,710
Office	454,793	3,087	—	112	3,199	457,992
Other	937,356	3,704	80	922	4,706	942,062
Residential real estate	1,373,261	9,877	219	8,543	18,639	1,391,900
Construction real estate	479,066	572	—	—	572	479,638
Indirect vehicle	687,508	3,646	1,026	462	5,134	692,642
Home equity	197,141	1,397	1,077	3,305	5,779	202,920
Other consumer	78,615	112	71	55	238	78,853
Total loans, excluding purchased credit-impaired loans	13,715,114	78,878	8,741	22,257	109,876	13,824,990
Purchased credit-impaired loans	63,071	10,559	2,685	33,675	46,919	109,990
Total loans	$13,778,185	$89,437	$11,426	$55,932	$156,795	$13,934,980
Non-performing loan aging	$30,610	$6,296	$2,157	$22,257	$30,710	$61,320

December 31, 2017
Commercial	$4,769,244	$1,702	$6,926	$8,308	$16,936	$4,786,180
Commercial collateralized by assignment of lease payments	2,099,246	11,320	1,878	691	13,889	2,113,135
Commercial real estate:
Health care	710,722	—	—	—	—	710,722
Industrial	908,394	—	—	755	755	909,149
Multifamily	601,844	688	—	732	1,420	603,264
Retail	503,224	—	—	474	474	503,698
Office	453,960	—	956	1,454	2,410	456,370
Other	956,181	7,035	76	1,034	8,145	964,326
Residential real estate	1,410,473	12,359	1,907	7,719	21,985	1,432,458
Construction real estate	404,595	2,254	—	—	2,254	406,849
Indirect vehicle	661,028	4,905	1,083	912	6,900	667,928
Home equity	210,831	3,161	1,073	4,033	8,267	219,098
Other consumer	72,846	202	36	57	295	73,141
Total loans, excluding purchased credit-impaired loans	13,762,588	43,626	13,935	26,169	83,730	13,846,318
Purchased credit-impaired loans	63,937	8,749	3,997	43,061	55,807	119,744
Total loans	$13,826,525	$52,375	$17,932	$69,230	$139,537	$13,966,062
Non-performing loan aging	$36,879	$8,799	$4,961	$26,169	$39,929	$76,808

The following table presents the recorded investment in non-accrual loans and loans past due ninety days or more and still accruing by class of loans, excluding purchased credit-impaired loans, as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018		December 31, 2017
		Loans past due		Loans past due
	Non-accrual	90 days or more and still accruing	Non-accrual	90 days or more and still accruing
Commercial	$12,654	$150	$14,001	$3,500
Commercial collateralized by assignment of lease payments	672	367	490	531
Commercial real estate:
Health care	5,394	—	—	—
Industrial	3,433	—	8,807	—
Multifamily	277	—	860	—
Office	458	—	2,772	—
Retail	286	—	590	—
Other	1,129	9	8,016	190
Residential real estate	19,353	362	18,374	1,210
Construction real estate	—	—	—	—
Indirect vehicle	3,149	5	3,019	81
Home equity	13,338	225	14,305	—
Other consumer	8	51	4	58
Total	$60,151	$1,169	$71,238	$5,570

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

Loans not rated are included in groups of homogeneous loans with similar risk and loss characteristics and are not included in the table below. The following tables present the risk category of loans by class of loans based on the most recent analysis performed, excluding purchased credit-impaired loans, as of March 31, 2018 and December 31, 2017 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2018
Commercial	$4,503,362	$164,489	$122,952	$—	$4,790,803
Commercial collateralized by assignment of lease payments	2,075,740	13,828	5,621	—	2,095,189
Commercial real estate:
Health care	684,542	13,156	60,238	—	757,936
Industrial	851,429	11,627	7,641	—	870,697
Multifamily	578,352	858	1,438	—	580,648
Retail	472,397	9,109	2,204	—	483,710
Office	452,559	4,975	458	—	457,992
Other	872,138	37,948	31,976	—	942,062
Construction real estate	479,638	—	—	—	479,638
Total	$10,970,157	$255,990	$232,528	$—	$11,458,675
December 31, 2017
Commercial	$4,535,111	$147,232	$103,837	$—	$4,786,180
Commercial collateralized by assignment of lease payments	2,095,668	7,527	9,940	—	2,113,135
Commercial real estate:
Health care	640,751	33,672	36,299	—	710,722
Industrial	885,524	12,411	11,214	—	909,149
Multifamily	595,818	146	7,300	—	603,264
Retail	492,830	8,326	2,542	—	503,698
Office	452,902	696	2,772	—	456,370
Other	891,703	37,682	34,941	—	964,326
Construction real estate	406,849	—	—	—	406,849
Total	$10,997,156	$247,692	$208,845	$—	$11,453,693

Approximately $24.3 million and $35.6 million of the substandard loans were non-performing as of March 31, 2018 and December 31, 2017, respectively.

For residential real estate, home equity, indirect vehicle and other consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in those loan classes based on payment activity, excluding purchased credit-impaired loans, as of March 31, 2018 and December 31, 2017 (in thousands):

	Performing	Non-performing	Total
March 31, 2018
Residential real estate	$1,372,185	$19,715	$1,391,900
Indirect vehicle	689,488	3,154	692,642
Home equity	189,357	13,563	202,920
Other consumer	78,794	59	78,853
Total	$2,329,824	$36,491	$2,366,315
December 31, 2017
Residential real estate	$1,412,874	$19,584	$1,432,458
Indirect vehicle	664,828	3,100	667,928
Home equity	204,793	14,305	219,098
Other consumer	73,079	62	73,141
Total	$2,355,574	$37,051	$2,392,625

The recorded investment in residential mortgage loans secured by residential real estate properties (including purchased credit-impaired loans) for which foreclosure proceedings are in process totaled $51.4 million and $43.6 million at March 31, 2018 and December 31, 2017, respectively.

The following tables present loans individually evaluated for impairment by class of loans, excluding purchased credit-impaired loans, as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018
					Three Months Ended
	Unpaid Principal Balance	Recorded Investment	Partial Charge-offs	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$6,055	$5,513	$542	$—	$7,067	$—
Commercial collateralized by assignment of lease payments	—	—	—	—	—	—
Commercial real estate:
Health care	—	—	—	—	—	—
Industrial	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Retail	—	—	—	—	—	—
Office	—	—	—	—	—	—
Other	3,309	3,309	—	—	3,325	52
Residential real estate	3,432	3,394	38	—	3,394	—
Construction real estate	—	—	—	—	—	—
Indirect vehicle	424	209	215	—	479	7
Home equity	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial	7,020	7,020	—	2,815	4,925	19
Commercial collateralized by assignment of lease payments	—	—	—	—	—	—
Commercial real estate:
Health care	5,394	5,394	—	2,979	1,083	28
Industrial	3,433	3,433	—	1,497	2,917	4
Multifamily	—	—	—	—	—	—
Retail	—	—	—	—	—	—
Office	—	—	—	—	—	—
Other	—	—	—	—	—	—
Residential real estate	21,766	19,313	2,453	1,996	19,311	1
Construction real estate	—	—	—	—	—	—
Indirect vehicle	—	—	—	—	—	—
Home equity	32,136	29,661	2,475	1,937	29,681	10
Other consumer	—	—	—	—	—	—
Total	$82,969	$77,246	$5,723	$11,224	$72,182	$121

	December 31, 2017
					Year Ended
	Unpaid Principal Balance	Recorded Investment	Partial Charge-offs	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$8,312	$7,771	$541	$—	$5,595	$95
Commercial collateralized by assignment of lease payments	—	—	—	—	301	—
Commercial real estate:
Health care	—	—	—	—	—	—
Industrial	—	—	—	—	1,260	8
Multifamily	—	—	—	—	1,261	29
Retail	—	—	—	—	814	27
Office	527	527	—	—	1,426	18
Other	10,597	10,597	—	—	2,312	128
Residential real estate	1,950	1,912	38	—	483	—
Construction real estate	—	—	—	—	—	—
Indirect vehicle	408	202	206	—	411	26
Home equity	81	81	—	—	376	—
Other consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial	7,418	7,418	—	2,315	7,668	277
Commercial collateralized by assignment of lease payments	—	—	—	—	126	14
Commercial real estate:
Health care	—	—	—	—	—	—
Industrial	8,339	8,317	22	2,669	3,215	171
Multifamily	568	568	—	320	426	—
Retail	—	—	—	—	1,345	28
Office	2,293	2,277	16	752	636	4
Other	—	—	—	—	29	—
Residential real estate	21,380	19,014	2,366	2,158	17,616	25
Construction real estate	—	—	—	—	—	—
Indirect vehicle	—	—	—	—	—	—
Home equity	30,762	28,286	2,476	2,200	27,982	54
Other consumer	—	—	—	—	—	—
Total	$92,635	$86,970	$5,665	$10,414	$73,282	$904

Impaired loans included accruing restructured loans of $28.6 million that have been modified and are performing in accordance with those modified terms as of March 31, 2018 and December 31, 2017.  In addition, impaired loans included $28.5 million and $30.8 million of non-performing restructured loans as of March 31, 2018 and December 31, 2017, respectively.

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

The following table presents loans that were restructured during the three months ended March 31, 2018 (dollars in thousands):

	March 31, 2018
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Charge-offs and Specific Reserves
Performing:
Residential real estate	1	$88	$88	$9
Total	1	$88	$88	$9
Non-Performing:
Residential real estate	8	$1,506	$1,506	$786
Indirect vehicle	11	67	67	2
Home equity	3	134	134	9
Total	22	$1,707	$1,707	$797

The following table presents loans that were restructured during the three months ended March 31, 2017 (dollars in thousands):

	March 31, 2017
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Charge-offs and Specific Reserves
Performing:
Residential real estate	3	$409	$409	$49
Home equity	1	33	33	3
Total	4	$442	$442	$52
Non-Performing:
Residential real estate	9	$1,257	$1,257	$154
Indirect vehicle	3	20	20	4
Total	12	$1,277	$1,277	$158

Of the troubled debt restructurings entered into during the past twelve months, none subsequently defaulted during the three months ended March 31, 2018.  Performing troubled debt restructurings are considered to have defaulted when they become 90 days or more past due post-restructuring or are placed on non-accrual status.

The following table presents the troubled debt restructurings activity during the three months ended March 31, 2018 (in thousands):

	Performing	Non-performing
Beginning balance	$28,554	$30,836
Additions	88	1,707
Charge-offs	—	(20)
Principal payments, net	(1,471)	(1,660)
Removals	(77)	(852)
Transfer to other real estate owned	—	—
Transfers in	1,962	465
Transfers out	(465)	(1,962)
Ending balance	$28,591	$28,514

Loans removed from troubled debt restructuring status are those that were restructured in a previous calendar year at a market rate of interest and have performed in compliance with the modified terms.

The following table presents the type of modification for loans that have been restructured during the three months ended March 31, 2018 (in thousands):

	March 31, 2018

	Extended
	Maturity,		Delay in
	Amortization	Extended	Payments and/or
	and Reduction	Maturity and/or	Reduction of
	of Interest Rate	Amortization	Interest Rate	Total
Residential real estate	$1,256	$252	$86	$1,594
Indirect vehicle	—	—	67	67
Home equity	—	134	—	134
Total	$1,256	$386	$153	$1,795

The following table presents the activity in the allowance for credit losses, balance in allowance for credit losses and recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2018 and 2017 (in thousands):

	Commercial	Commercial collateralized by assignment of lease payments	Commercial real estate	Residential real estate	Construction real estate	Indirect vehicle	Home equity	Other consumer	Unfunded commitments	Total
March 31, 2018
Allowance for credit losses:
Three Months Ended
Beginning balance	$46,267	$13,007	$63,429	$7,012	$15,501	$4,728	$5,296	$2,470	$1,698	$159,408
Charge-offs	1,402	—	2,476	701	—	1,824	64	351	—	6,818
Recoveries	337	251	762	70	393	1,179	70	230	—	3,292
Provision	349	(265)	4,083	(5)	3,909	267	(956)	146	(20)	7,508
Ending balance	$45,551	$12,993	$65,798	$6,376	$19,803	$4,350	$4,346	$2,495	$1,678	$163,390
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,815	$—	$4,476	$1,996	$—	$—	$1,937	$—	$563	$11,787
Collectively evaluated for impairment	42,662	12,993	60,497	4,380	19,768	4,350	2,409	2,495	1,115	150,669
Acquired and accounted for under ASC 310-30 (1)	74	—	825	—	35	—	—	—	—	934
Total ending allowance balance	$45,551	$12,993	$65,798	$6,376	$19,803	$4,350	$4,346	$2,495	$1,678	$163,390

Loans:
Individually evaluated for impairment	$12,533	$—	$12,136	$22,707	$—	$209	$29,661	$—	$—	$77,246
Collectively evaluated for impairment	4,778,270	2,095,189	4,080,909	1,369,193	479,638	692,433	173,259	78,853	—	13,747,744
Acquired and accounted for under ASC 310-30 (1)	10,877	—	24,648	57,633	4,980	—	10,483	1,369	—	109,990
Total ending loans balance	$4,801,680	$2,095,189	$4,117,693	$1,449,533	$484,618	$692,642	$213,403	$80,222	$—	$13,934,980

March 31, 2017
Allowance for credit losses:
Three Months Ended
Beginning balance	$44,661	$12,238	$51,807	$5,971	$14,758	$3,421	$5,469	$1,041	$2,476	$141,842
Charge-offs	168	—	1,085	90	—	1,411	173	446	—	3,373
Recoveries	1,510	463	518	528	112	652	283	229	—	4,295
Provision	(5,313)	(558)	6,980	1,722	(11)	962	(267)	367	(148)	3,734
Ending balance	$40,690	$12,143	$58,220	$8,131	$14,859	$3,624	$5,312	$1,191	$2,328	$146,498
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$986	$—	$286	$2,192	$—	$—	$2,634	$—	$541	$6,639
Collectively evaluated for impairment	39,545	12,143	57,799	5,939	14,824	3,624	2,678	1,191	1,787	139,530
Acquired and accounted for under ASC 310-30 (1)	159	—	135	—	35	—	—	—	—	329
Total ending allowance balance	$40,690	$12,143	$58,220	$8,131	$14,859	$3,624	$5,312	$1,191	$2,328	$146,498

Loans:
Individually evaluated for impairment	$15,214	$729	$10,160	$15,803	$—	$108	$28,437	$—	$—	$70,451
Collectively evaluated for impairment	4,348,908	2,007,872	3,724,011	1,211,415	554,942	573,684	218,368	80,016	—	12,719,216
Acquired and accounted for under ASC 310-30 (1)	24,768	—	46,683	77,332	5,624	—	12,382	2,025	—	168,814
Total ending loans balance	$4,388,890	$2,008,601	$3,780,854	$1,304,550	$560,566	$573,792	$259,187	$82,041	$—	$12,958,481

(1)	Loans acquired in business combinations and accounted for under ASC Subtopic 310-30 “Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality.”

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

During the three months ended March 31, 2018, there was a negative provision for credit losses of $413 thousand and net recoveries of $170 thousand in relation to purchased credit-impaired loans. There was $934 thousand and $1.2 million in allowance for loan and lease losses related to these purchased credit-impaired loans at March 31, 2018 and December 31, 2017, respectively.  The provision for credit losses and accompanying charge-offs are included in the table above.

Changes in the accretable yield for loans acquired and accounted for under ASC 310-30 were as follows for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Balance at beginning of period	$12,069	$16,050
Purchases	—	43
Accretion	(2,411)	(2,188)
Other (1)	609	1,006
Balance at end of period	$10,267	$14,911

(1)	Primarily includes discount transfers from non-accretable discount to accretable discount due to better than expected performance of loan pools acquired and accounted for under ASC 310-30.

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

The carrying amount of loans acquired through a business combination by loan pool type are as follows (in thousands):

March 31, 2018	Purchased Credit-Impaired Loans	Purchased Non-Credit-Impaired Loans	Total
Covered loans (1):
Consumer related	$14,449	$—	$14,449
Non-covered loans:
Commercial loans	10,877	210,070	220,947
Commercial loans collateralized by assignment of lease payments	—	30,534	30,534
Commercial real estate	24,648	703,127	727,775
Construction real estate	4,980	4,743	9,723
Consumer related	5,562	252,660	258,222
Total non-covered loans	46,067	1,201,134	1,247,201
Total acquired	$60,516	$1,201,134	$1,261,650

(1)	Covered loans refer to loans covered under loss-sharing agreements with the FDIC. The loss-share agreements expire between 2019 and 2020.

In addition to loans acquired through a business combination noted in the table above, consumer related purchased credit-impaired loans includes loans repurchased from GNMA of $49.5 million as of March 31, 2018.

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

The Company's annual assessment date is as of December 31. Goodwill is tested for impairment at the reporting unit level. The Company has three reporting units: Banking, Leasing and Mortgage Banking. No impairment losses were recognized during the three months ended March 31, 2018 or 2017. The carrying amount of goodwill was $1.0 billion at March 31, 2018 and December 31, 2017. On April 12, 2018, the Company announced the discontinuation of its national mortgage origination business, which includes substantially all originations outside of the Company's consumer banking footprint in the Chicagoland area. As a result, the Company expects to record an impairment loss in the amount of $3.6 million in the second quarter of 2018. See "Note 17. Subsequent Event."

The following table presents the carrying amount of goodwill by segment for the three months ended March 31, 2018 (in thousands):

	Banking	Leasing	Mortgage Banking	Total
Balance at end of period	$959,285	$40,640	$3,623	$1,003,548

The Company has other intangible assets consisting of core deposit and client relationship intangibles that had a remaining weighted average amortization period of approximately 12 years as of March 31, 2018.

The following table presents the changes during the three months ended March 31, 2018 in the carrying amount of core deposit and client relationship intangibles, and the gross carrying amount, accumulated amortization, and net book value as of March 31, 2018 (in thousands):

March 31, 2018
Balance at beginning of period	$54,766
Amortization expense	(1,902)
Balance at end of period	$52,864

Gross carrying amount	$112,820
Accumulated amortization	(59,956)
Net book value	$52,864

The following presents the estimated future amortization expense of other intangible assets (in thousands):

Year ending December 31,	Amount
2018	$5,549
2019	5,674
2020	5,022
2021	4,790
2022	3,806
Thereafter	28,023
$52,864

Note 7.	Deposits

The composition of deposits was as follows as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31,	December 31,
	2018	2017
Demand deposit accounts, non-interest bearing	$6,385,149	$6,381,512
NOW, money market, and interest bearing deposits	4,858,506	4,954,765
Savings accounts	1,229,968	1,167,810
Certificates of deposit, $250,000 or more	1,519,552	1,506,071
Other certificates of deposit	977,418	948,220
Total	$14,970,593	$14,958,378

Certificates of deposit of $250,000 or more included $1.1 billion of brokered deposits at March 31, 2018 and December 31, 2017.  Brokered deposits typically consist of smaller individual time certificates that have the same liquidity characteristics and yields consistent with time certificates of $250,000 or more.

Note 8.	Short-Term Borrowings

Short-term borrowings were as follows as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018		December 31, 2017
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount
Customer repurchase agreements	0.38%	$225,962	0.27%	$232,789
Federal Home Loan Bank advances	1.85	365,000	1.31	625,000
Federal funds purchased	1.69	126,717	1.26	3,250
Line of credit	—	—	—	—
Total	1.36%	$717,679	1.03%	$861,039

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

The Company had Federal Home Loan Bank advances with a maturity date less than one year of $365.0 million at March 31, 2018 and $625.0 million at December 31, 2017. At March 31, 2018, the interest rate on the advances outstanding on that date had rates ranging from 1.35% to 2.05% with maturities from June 2018 to March 2019. The Company has loans pledged as collateral on this FHLB advance. See Note 6. Loans of the notes to the consolidated financial statements.

On December 18, 2015, the Company entered into a $35.0 million unsecured line of credit at the holding company level with a correspondent bank. Interest is payable at a rate of one month LIBOR + 1.75%. No borrowings under the line of credit were outstanding as of March 31, 2018 and December 31, 2017. The line of credit is scheduled to mature on June 30, 2018.

Note 9.	Long-Term Borrowings

Long-term borrowings were as follows as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018		December 31, 2017
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount
Federal Home Loan Bank advances	2.24%	$591,266	1.73%	$231,317
Notes payable	4.21	87,017	4.14	90,807
Subordinated notes, net of issuance costs (1)	4.00	172,938	4.00	173,034
Term note	—	—	3.31	10,000
Total	2.80%	$851,221	2.97%	$505,158

(1)	The amount decreased from December 31, 2017 as a result of an increase in issuance costs due to adjustments for actual costs.

The Company had Federal Home Loan Bank ("FHLB") advances with remaining contractual maturities greater than one year of $591.3 million at March 31, 2018 and $231.3 million at December 31, 2017. As of March 31, 2018, the advances had interest rates ranging from 1.78% to 5.87% and maturities ranging from April 2019 to April 2035. The Company has loans pledged as collateral on these FHLB advances. See Note 6. Loans of the notes to the consolidated financial statements.

The Company had notes payable to banks totaling $73.1 million and $76.3 million at March 31, 2018 and December 31, 2017, respectively, which as of March 31, 2018, were accruing interest at rates ranging from 2.25% to 7.40%, with a weighted average rate of 4.36%.  Lease investments includes equipment with an amortized cost of $87.5 million and $91.9 million at March 31, 2018 and December 31, 2017, respectively, that is pledged as collateral on these notes. At March 31, 2018, the Company also had $13.9 million in other secured borrowings (included in the notes payable above) with a weighted average rate of 3.44%.

On August 24, 2016, the Company assumed a $16.0 million unsecured term loan at the holding company level with a correspondent bank through the merger of American Chartered Bancorp, Inc. ("American Chartered") with and into the Company on that date. Interest was payable at a rate of one month LIBOR + 1.75%, and the loan was to mature on June 30, 2020. Principal payments of $1.0 million were due quarterly until maturity. As of March 31, 2018, nothing was outstanding on this loan as it was prepaid in full in the first quarter of 2018.

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

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of March 31, 2018 (in thousands):

	Coal City Capital Trust I	MB Financial Capital Trust II	MB Financial Capital Trust III	MB Financial Capital Trust IV
Junior Subordinated Notes:
Principal balance	$25,774	$36,083	$10,310	$20,619
Annual interest rate	3-mo LIBOR + 1.80%	3-mo LIBOR + 1.40%	3-mo LIBOR + 1.50%	3-mo LIBOR + 1.52%
Stated maturity date	September 1, 2028	September 15, 2035	September 23, 2036	September 15, 2036
Call date	September 1, 2008	December 15, 2010	September 23, 2011	September 15, 2011
Trust Preferred Securities:
Face Value	$25,000	$35,000	$10,000	$20,000
Annual distribution rate	3-mo LIBOR + 1.80%	3-mo LIBOR + 1.40%	3-mo LIBOR + 1.50%	3-mo LIBOR + 1.52%
Issuance date	July 1998	August 2005	July 2006	August 2006
Distribution dates (1)	Quarterly	Quarterly	Quarterly	Quarterly

	MB Financial Capital Trust V	MB Financial Capital Trust VI	FOBB Statutory Trust III (2)	TAYC Capital Trust II (3)
Junior Subordinated Notes:
Principal balance	$30,928	$23,196	$5,155	$41,238
Annual interest rate	3-mo LIBOR + 1.30%	3-mo LIBOR + 1.30%	3-mo LIBOR + 2.80%	3-mo LIBOR + 2.68%
Stated maturity date	December 15, 2037	October 30, 2037	January 23, 2034	June 17, 2034
Call date	December 15, 2012	October 30, 2012	January 23, 2009	June 17, 2009
Trust Preferred Securities:
Face Value	$30,000	$22,500	$5,000	$40,000
Annual distribution rate	3-mo LIBOR + 1.30%	3-mo LIBOR + 1.30%	3-mo LIBOR + 2.80%	3-mo LIBOR + 2.68%
Issuance date	September 2007	October 2007	December 2003	June 2004
Distribution dates (1)	Quarterly	Quarterly	Quarterly	Quarterly

American Chartered Statutory Trust II (4)
Junior Subordinated Notes:
Principal balance	$10,310
Annual interest rate	3-mo LIBOR + 2.75%
Stated maturity date	October 7, 2034
Call date	October 7, 2009
Trust Preferred Securities:
Face Value	$10,000
Annual distribution rate	3-mo LIBOR + 2.75%
Issuance date	August 2004
Distribution dates (1)	Quarterly

(1)	All distributions are cumulative and paid in cash.

(2)
FOBB Statutory Trust III was established by First Oak Brook Bancshares, Inc. (“FOBB”) prior to the Company's acquisition of FOBB in 2006, and the junior subordinated notes issued by FOBB to FOBB Statutory Trust III were assumed by the Company upon completion of the acquisition.

(3)
TAYC Capital Trust II was established by Taylor Capital Group, Inc. (“Taylor Capital”) prior to the Company's acquisition of Taylor Capital in 2014, and the junior subordinated notes issued by Taylor Capital to TAYC Capital Trust II were assumed by the Company upon completion of the acquisition. Principal balance and face value amounts associated with TAYC Capital Trust II do not include purchase accounting adjustments to such amounts, which in each case resulted in a remaining discount of $6.3 million at March 31, 2018.

(4)
American Chartered Statutory Trust II was established by American Chartered prior to the Company's acquisition of American Chartered in August 2016, and the junior subordinated notes issued by American Chartered to American Chartered Statutory Trust II were assumed by the Company upon completion of the acquisition. Principal balance and face value amounts associated with American Chartered Statutory Trust II do not include acquisition accounting adjustments to such amounts, which in each case resulted in a remaining discount of $2.7 million at March 31, 2018.

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

On March 19, 2018, the Company redeemed the junior subordinated notes held by American Chartered Statutory Trust I and, as a result, all of the issued and outstanding three month LIBOR + 3.60% American Chartered Statutory Trust I capital (preferred) securities were concurrently redeemed. The aggregate liquidation amount of these trust preferred securities was $20.0 million. American Chartered Statutory Trust I was established by American Chartered prior to the Company's acquisition of American Chartered, and the junior subordinated notes issued by American Chartered to American Chartered Statutory Trust I were assumed by the Company upon completion of the acquisition. As a result, the Company recognized a $3.1 million loss on extinguishment of debt in the first quarter of 2018.

Note 11.	Commitments and Contingencies

Commitments: The Company is a party to credit-related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit, and commercial letters of credit.  Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments.  The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

At March 31, 2018 and December 31, 2017, the following financial instruments were outstanding, the contractual amounts of which represent off-balance sheet credit risk (in thousands):

	Contractual Amount
	March 31, 2018	December 31, 2017
Commitments to extend credit:
Home equity lines	$198,649	$203,922
Other commitments	3,965,840	4,073,044
Letters of credit:
Standby	161,752	161,014
Commercial	666	2,248

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

Both standby and commercial letters of credit may be issued for any length of time, but normally do not exceed a period of five years.  These letters of credit may also be extended or amended from time to time depending on the bank customer’s needs.  As of March 31, 2018, the maximum remaining term for any standby letters of credit was December 31, 2025.  A fee is charged to the bank customer and is recognized as income over the life of the letter of credit, unless considered non-rebatable under the terms of a letter of credit application.

At March 31, 2018, the aggregate contractual amount of these letters of credit, which represents the maximum potential amount of future payments that the Company would be obligated to pay, decreased $844 thousand to $162.4 million from $163.3 million at December 31, 2017.  Of the $162.4 million in commitments outstanding at March 31, 2018, approximately $43.4 million of the letters of credit have been issued or renewed since December 31, 2017.

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

As of March 31, 2018, the Company had approximately $7.2 million in capital expenditure commitments outstanding which relate to various projects to renovate the corporate office space and branches.

Concentrations of credit risk:  As of March 31, 2018, approximately 19% of our investments in securities issued by states and political subdivisions were within the state of Illinois.  We did not hold any direct exposure to the state of Illinois as of March 31, 2018. Our commitments to extend credit are primarily related to commercial credits.  Standby letters of credit are granted primarily to commercial borrowers. Our asset-based loans are made to borrowers located throughout the United States. Lease banking provides banking services to lessors located throughout the United States. Our leasing subsidiaries originate leases to companies located throughout the United States. In addition, our mortgage segment and indirect vehicle lenders originate loans to borrowers located throughout the United States.

Contingencies: In the normal course of business, the Company is involved in various legal proceedings.  In the opinion of management, any liability resulting from pending proceedings would not be expected to have a material adverse effect on the Company’s consolidated financial statements.

Note 12.	Fair Value Measurements

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

Financial Instruments Recorded at Fair Value on a Recurring Basis

Securities Available for Sale. The fair values of securities available for sale are determined by quoted prices in active markets, when available, and classified as Level 1. If quoted market prices are not available, the fair value is determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted securities and classified as Level 2. In cases where significant credit valuation adjustments are incorporated into the estimation of fair value, reported amounts are classified as Level 3. The change in fair value is recorded through an adjustment to the statement of other comprehensive income.

Marketable Equity Securities. The fair values of marketable equity securities are determined by quoted prices in active markets, when available, and classified as Level 1. The change in fair value is recorded through an adjustment to the statement of operations.

Loans Held for Sale. Mortgage loans originated and held for sale in the secondary market are carried at fair value. The fair value of loans held for sale is determined using quoted secondary market prices and classified as Level 2. The change in fair value is recorded through an adjustment to the statement of operations.

Loans. The Company has elected to record certain mortgage loans at fair value. The fair value of these loans is determined using quoted secondary market prices and classified as Level 2. The change in fair value is recorded through an adjustment to the statement of operations.

Mortgage Servicing Rights. The Company has elected to record its mortgage servicing rights at fair value. Mortgage servicing rights do not trade in an active market with readily observable prices. Accordingly, the Company determines the fair value of mortgage servicing rights by estimating the fair value of the future cash flows associated with the mortgage loans being serviced. Key economic assumptions used in measuring the fair value of mortgage servicing rights include, but are not limited to, prepayment speeds, discount rates, delinquencies and cost to service. The assumptions used in the model are validated on a regular basis. The fair value is validated on a quarterly basis with an independent third party. Any material discrepancies between the internal model and the third party validation are investigated and resolved by an internal committee. Due to the nature of the valuation inputs, mortgage servicing rights are classified in Level 3 of the fair value hierarchy. The change in fair value is recorded through an adjustment to the statement of operations.

Assets Held in Trust for Deferred Compensation and Associated Liabilities. Assets held in trust for deferred compensation are recorded at fair value and included in “Other Assets” on the consolidated balance sheets. These assets are invested in mutual funds and classified as Level 1. Deferred compensation liabilities, also classified as Level 1, are carried at the fair value of the obligation to the employee, which corresponds to the fair value of the invested assets. The change in fair value is recorded through an adjustment to the statement of operations.

Derivatives. Currently, we use interest rate swaps to manage our interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative and classified as Level 2. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including LIBOR rate curves. The Company also obtains dealer quotations for these derivatives for comparative purposes to assess the reasonableness of the model valuations. In addition, the Company uses forward commitments to buy to-be-announced mortgage securities for which we do not intend to take delivery of the security and will enter into an offsetting position before physical delivery to lessen the price volatility of the mortgage servicing rights asset. Dealer quotations are used for these derivatives and are classified as Level 1. The Company also offers other derivatives, including foreign currency forward contracts and interest rate lock commitments, to our customers and offset our exposure from such contracts by purchasing other financial contracts, which are valued using market consensus prices. For certain interest rate lock commitments, the Company uses an external valuation model that relies on internally developed inputs to estimate the fair value of its interest rate lock commitments. This is based on unobservable inputs that reflect management’s assumptions and specific information about each borrower transaction and is classified in Level 3 of the hierarchy. The change in fair value is recorded through an adjustment to the statement of operations.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2018
Financial assets
Securities available for sale:
U.S Government sponsored agencies and enterprises	$22,885	$—	$22,885	$—
States and political subdivisions	366,906	—	366,577	329
Residential mortgage-backed securities	1,187,068	—	1,187,049	19
Commercial mortgage-backed securities	64,161	—	64,161	—
Corporate bonds	37,991	—	37,991	—
Marketable equity securities	11,124	11,124	—	—
Loans held for sale	561,549	—	561,549	—
Loans	39,206	—	39,206	—
Mortgage servicing rights	291,561	—	—	291,561
Assets held in trust for deferred compensation	23,324	23,324	—	—
Derivative financial instruments	49,005	1,082	45,642	2,281
Financial liabilities
Other liabilities (1)	23,324	23,324	—	—
Derivative financial instruments	46,181	2,130	44,051	—
December 31, 2017
Financial assets
Securities available for sale:
U.S. Government sponsored agencies and enterprises	$23,007	$—	$23,007	$—
States and political subdivisions	379,325	—	378,996	329
Residential mortgage-backed securities	852,699	—	852,665	34
Commercial mortgage-backed securities	72,035	—	72,035	—
Corporate bonds	70,197	—	70,197	—
Equity securities	11,063	11,063	—	—
Loans held for sale	548,578	—	548,578	—
Loans	40,531	—	40,531	—
Mortgage servicing rights	276,279	—	—	276,279
Assets held in trust for deferred compensation	21,410	21,410	—	—
Derivative financial instruments	31,499	389	29,539	1,571
Financial liabilities
Other liabilities (1)	21,410	21,410	—	—
Derivative financial instruments	40,296	1,072	39,224	—

(1)	Liabilities associated with assets held in trust for deferred compensation

The following table presents additional information about the unobservable inputs used in the fair value measurement of financial assets measured on a recurring basis that were categorized within the Level 3 of the fair value hierarchy (fair value in thousands):

	Fair Value at
	March 31, 2018	Valuation Technique	Unobservable Input	Range

States and political subdivisions	$329	Discounted cash flows	Credit assumption	40% - 45% Loss
Residential mortgage-backed securities	19	Discounted cash flows	Constant pre-payment rates (CPR)	1% - 3%
Mortgage servicing rights	291,561	Discounted cash flows	CPR	6.35% - 6.84%
			Discount rate	9.53 - 11.06
			Maturity (months)	325 - 358
			Delinquency rate	2.05 - 4.78
			Costs to service	$ 67 - $ 227
			Additive delinquent costs to service	$ 175 - $ 1,000
Derivative financial instruments (mortgage	2,281	Sales cash flows	Expected closing ratio	70% - 95%
interest rate lock commitments)			Expected delivery price	93.12 bps - 106.62 bps

	Fair Value at
	December 31, 2017	Valuation Technique	Unobservable Input	Range

States and political subdivisions	$329	Discounted cash flows	Credit assumption	40-45% Loss
Residential mortgage-backed securities	34	Discounted cash flows	Constant pre-payment rates (CPR)	1% - 3%
Mortgage servicing rights	276,279	Discounted cash flows	CPR	6.7% - 7.8%
			Discount rate	9.53 - 11.06
			Maturity (months)	324 - 358
			Delinquency rate	2.42 - 5.30
			Costs to service	$ 67 - $ 227
			Additive delinquent costs to service	$ 175 - $ 1,000
Derivative financial instruments (mortgage	1,571	Sales cash flows	Expected closing ratio	70% - 95%
interest rate lock commitments)			Expected delivery price	97.38 bps - 106.87 bps

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

Key economic assumptions used in the measuring of the fair value of the mortgage servicing rights and the sensitivity of the fair value to immediate adverse changes in those assumptions at March 31, 2018 are presented in the following table. This table does not take into account the derivatives used to economically hedge the mortgage servicing rights.

(dollars in thousands, except for weighted average cost to service)	March 31, 2018
Weighted average CPR	6.52%
Impact on fair value of 10% adverse change	$(8,500)
Impact on fair value of 20% adverse change	(16,583)

Weighted average discount rate	9.82%
Impact on fair value of 10% adverse change	$(12,400)
Impact on fair value of 20% adverse change	(23,803)

Weighted average delinquency rate	4.56%
Impact on fair value of 10% adverse change	$(3,960)
Impact on fair value of 20% adverse change	(6,298)

Weighted average costs to service	$91.25
Impact on fair value of 10% adverse change	(5,454)
Impact on fair value of 20% adverse change	(10,908)

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2018. The Company's policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

The following table presents additional information about financial assets measured at fair value on a recurring basis for which the Company used significant unobservable inputs (Level 3):

	Three Months Ended
	March 31,
	2018	2017	2018	2017	2018	2017
(in thousands)	Investment Securities		Mortgage Servicing Rights		Derivatives
Balance, beginning of period	$363	$544	$276,279	$238,011	$1,571	$3,160
Purchases	—	—	67	496	—	—
Originations	—	—	12,340	15,651	—	—
Included in earnings	—	—	2,875	(2,660)	710	2,451
Principal payments	(15)	(35)	—	—	—	—
Sales	—	—	—	—	—	—
Balance, ending of period	$348	$509	$291,561	$251,498	$2,281	$5,611

Financial Instruments Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain financial assets and financial liabilities at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or fair value that were recognized at fair value below cost at the end of the period.

Impaired Loans. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. Collateral values are estimated using Level 3 inputs based on customized discounting criteria. For a majority of impaired real estate loans where an allowance is established based on the fair value of collateral (100% at March 31, 2018), the Company obtains a current external appraisal. Other valuation techniques are used as well, including internal valuations, comparable property analysis and contractual sales information.

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

Assets measured at fair value on a nonrecurring basis as of March 31, 2018 and December 31, 2017 are included in the table below (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2018
Financial assets:
Impaired loans	$58,717	$—	$—	$58,717
Non-financial assets:
Foreclosed assets	15,374	—	—	15,374
December 31, 2017
Financial assets:
Impaired loans	$60,569	$—	$—	$60,569
Non-financial assets:
Foreclosed assets	15,113	—	—	15,113

The following table presents additional information about the unobservable inputs used in the fair value measurement of financial assets measured on a nonrecurring basis that were categorized within the Level 3 of the fair value hierarchy (fair value in thousands):

	Fair Value at	Valuation
	March 31, 2018	Technique	Unobservable Input	Range

Impaired loans	$58,717	Appraisal of collateral	Appraisal adjustments - sales costs	5% - 10%
Foreclosed assets	15,374	Appraisal of collateral	Appraisal adjustments - sales costs	5% - 10%

	Fair Value at	Valuation
	December 31, 2017	Technique	Unobservable Input	Range

Impaired loans	$60,569	Appraisal of collateral	Appraisal adjustments - sales costs	5% - 10%
Foreclosed assets	15,113	Appraisal of collateral	Appraisal adjustments - sales costs	5% - 10%

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

Loans: The fair values for loans are estimated using discounted cash flow analyses, using the corporate bond curve adjusted for liquidity for commercial loans and the swap curve adjusted for liquidity for retail loans, including increased interest rate spreads to incorporate a credit mark, estimating an exit price.

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

The estimated fair values of financial instruments are as follows (in thousands):

	March 31, 2018
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Assets:
Cash and due from banks	$332,234	$332,234	$332,234	$—	$—
Interest earning deposits with banks	50,624	50,624	50,624	—	—
Investment securities available for sale	1,679,011	1,679,011	—	1,678,663	348
Investment securities held to maturity	933,319	950,806	—	950,806	—
Marketable equity securities	11,124	11,124	11,124	—	—
Non-marketable securities - FHLB and FRB stock	118,955	118,955	—	—	118,955
Loans held for sale	561,549	561,549	—	561,549	—
Loans, net	13,773,268	13,873,378	—	39,206	13,834,172
Accrued interest receivable	65,445	65,445	65,445	—	—
Derivative financial instruments	49,005	49,005	1,082	45,642	2,281
Financial Liabilities:
Non-interest bearing deposits	$6,385,149	$6,385,149	$6,385,149	$—	$—
Interest bearing deposits	8,585,444	8,574,742	—	—	8,574,742
Short-term borrowings	717,679	717,400	—	—	717,400
Long-term borrowings	851,221	855,337	—	—	855,337
Junior subordinated notes issued to capital trusts	194,304	156,323	—	—	156,323
Accrued interest payable	8,352	8,352	8,352	—	—
Derivative financial instruments	46,181	46,181	2,130	44,051	—

	December 31, 2017
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and due from banks	$397,880	$397,880	$397,880	$—	$—
Interest earning deposits with banks	181,341	181,341	181,341	—	—
Investment securities available for sale	1,408,326	1,408,326	11,063	1,396,900	363
Investment securities held to maturity	959,082	992,455	—	992,455	—
Non-marketable securities - FHLB and FRB stock	114,111	114,111	—	—	114,111
Loans held for sale	548,578	548,578	—	548,578	—
Loans, net	13,808,352	13,988,392	—	40,531	13,947,861
Accrued interest receivable	63,589	63,589	63,589	—	—
Derivative financial instruments	31,499	31,499	389	29,539	1,571
Financial Liabilities:
Non-interest bearing deposits	$6,381,512	$6,381,512	$6,381,512	$—	$—
Interest bearing deposits	8,576,866	8,569,368	—	—	8,569,368
Short-term borrowings	861,039	860,676	—	—	860,676
Long-term borrowings	505,158	513,725	—	—	513,725
Junior subordinated notes issued to capital trusts	211,494	170,965	—	—	170,965
Accrued interest payable	6,458	6,458	6,458	—	—
Derivative financial instruments	40,296	40,296	1,072	39,224	—

Note 13.	Stock Incentive Plans

ASC Topic 718 requires that the grant date fair value of equity awards to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such award.

The following table summarizes the impact of the Company’s share-based payment plans in the financial statements for the periods shown (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Total compensation expense for share-based payment plans during the period	$4,451	$4,481
Amount of related income tax benefit recognized in income (1)	1,354	4,422
(1) Includes tax benefits recorded for the vesting of restricted shares and exercise of options.

The Company adopted the Omnibus Incentive Plan (the “Omnibus Plan”) in 1997.  On May 28, 2014, the Company’s stockholders approved the third amendment and restatement of the Omnibus Plan to add 3,100,000 authorized shares for a total of 11,400,000 shares of common stock authorized to be utilized in connection with awards under the Omnibus Plan to directors, officers, and employees of the Company or any of its subsidiaries. The number of shares authorized increased by 2,400,000 to 13,800,000 upon completion of the Taylor Capital merger.  Equity grants under the Omnibus Plan can be in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other stock-based awards.  Shares awarded in the form of restricted stock, restricted stock units, performance shares, performance units, or other stock-based awards generally will reduce the shares available under the Omnibus Plan on a 2-for-1 basis. No more than 10% of the total number of authorized shares may be issued with respect to awards granted after May 28, 2014, other than stock appreciation rights, stock options and performance-based awards, which at the date of grant are scheduled to fully vest prior to three years from the date of grant (although such awards may provide scheduled vesting earlier with respect to some of such shares and for acceleration of vesting as provided in the Omnibus Plan).  As of March 31, 2018, there were 2,099,458 shares available for future grants.

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

The following table summarizes changes in stock options for the three months ended March 31, 2018:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2017	1,721,978	$29.10	5.19
Granted	156,687	41.00
Exercised	(95,749)	27.24
Expired	(1,092)	39.28
Forfeited or cancelled	(4,764)	30.22
Options outstanding as of March 31, 2018	1,777,060	$30.24	5.53	$19,173
Options exercisable as of March 31, 2018	1,265,177	$27.71	4.32	$16,468

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

 The following assumptions were used for options granted during the three months ended March 31, 2018:

March 31, 2018
Risk-free interest rate	2.80%
Expected volatility of Company’s stock	25.98%
Expected dividend yield	2.06%
Expected life of options	5.9 years
Weighted average fair value per option of options granted during the year	$9.61

The total intrinsic value of options exercised during the three months ended March 31, 2018 and 2017 was $1.6 million and $2.9 million, respectively.

The following is a summary of changes in restricted shares and units for the three months ended March 31, 2018:

	Number of Shares and Units	Weighted Average Grant Date Fair Value
Shares and units outstanding at December 31, 2017	973,201	$37.03
Granted	414,012	41.44
Vested	(297,033)	34.91
Forfeited or cancelled	(80,035)	34.38
Shares and units outstanding at March 31, 2018	1,010,145	39.67

The total intrinsic value of restricted shares and units that vested during the three months ended March 31, 2018 and 2017 was $12.5 million and $15.3 million, respectively.

The Company awarded 71,567, 65,476, and 80,780 market-based restricted stock units in 2018, 2017, and 2016, respectively, which entitle recipients to shares of common stock at the end of a three year vesting period. Recipients will earn shares, totaling between 0% and 175% of the number of units issued, based on the Company's total stockholder return relative to a specified peer group of financial institutions over the three year period. The Company awarded 71,560 market-based restricted stock units in 2015 that vested in 2018. The threshold performance for the units granted in 2015 was not met and, as a result, no shares were issued. The market-based restricted stock units are included in the preceding table as if the recipients earned shares equal to 100% of the units issued. A Monte Carlo simulation model was used to value the market-based restricted stock units at the time awarded.

As of March 31, 2018, there was $35.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share option and nonvested share awards) granted under the Omnibus Plan.  At March 31, 2018, the weighted-average period over which the unrecognized compensation expense is expected to be recognized was approximately three years.

Note 14.	Derivative Financial Instruments

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

Interest rate swap and foreign currency forward contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. The net amount payable or receivable under interest rate swaps is accrued as an adjustment to interest income.  The net amount payable as of March 31, 2018 and December 31, 2017 was approximately $1 thousand.  The Company's credit exposure on interest rate swaps is limited to the Company's net favorable value and interest payments of all swaps to each counterparty. In such cases, collateral is generally required from the counterparties involved if the net value of the swaps exceeds a nominal amount.  At March 31, 2018, the Company’s credit exposure relating to interest rate swaps was approximately $4.8 million, which is secured by the underlying collateral on customer loans.

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

The Company had fair value commercial loan interest rate swaps, to hedge its interest rate risk, with an aggregate notional amount of $45 thousand at March 31, 2018.  For fair value hedges, the changes in fair values of both the hedging derivative and the hedged item were recorded in current earnings as other income.

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

The Company’s derivative financial instruments are summarized below as of March 31, 2018 and December 31, 2017 (in thousands):

	Asset Derivatives				Liability Derivatives
	March 31, 2018		December 31, 2017		March 31, 2018		December 31, 2017
	Notional	Estimated	Notional	Estimated	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
Derivative instruments designated as hedges of fair value:
Interest rate swap contracts (1)	$—	$—	$—	$—	$45	$(1)	$58	$(1)
Stand-alone derivative instruments: (2)
Interest rate swap contracts	1,647,481	28,308	1,563,109	21,217	1,647,481	(28,308)	1,563,109	(21,217)
Interest rate options contracts	402,633	3,326	372,927	1,887	402,566	(3,326)	372,927	(1,887)
Foreign exchange contracts	57,689	3,879	40,713	1,934	56,866	(3,695)	34,029	(1,759)
Spot foreign exchange contracts	503	20	1,424	23	117	(12)	24	—
Mortgage related derivatives:
Interest rate swap contracts	275,000	9,234	458,000	4,479	270,000	(8,709)	1,008,000	(14,360)
Interest rate swaptions contracts	290,000	875	—	—	—	—	—	—
Treasury futures contracts	20,000	100	28,000	39	—	—	30,000	(222)
TBA mortgage securities	50,000	406	15,000	16	—	—	100,000	(63)
Forward loan sale commitments	126,000	576	259,000	333	606,500	(2,130)	483,500	(787)
Interest rate lock commitments	499,337	2,281	404,557	1,571	—	—	—	—
Total stand-alone derivative instruments	3,368,643	49,005	3,142,730	31,499	2,983,530	(46,180)	3,591,589	(40,295)
Total	$3,368,643	$49,005	$3,142,730	$31,499	$2,983,575	$(46,181)	$3,591,647	$(40,296)

(1) Derivative instruments designated to hedge fixed-rate commercial real estate loans.
(2) These portfolio swaps are not designated as hedging instruments under ASC Topic 815.

Amounts included in other operating income in the consolidated statements of operations related to derivative financial instruments were as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Derivative instruments designated as hedges of fair value:
Interest rate swap contracts	$—	$1
Stand-alone derivative instruments:
Interest rate swap contracts	1,715	1,849
Interest rate options contracts	—	—
Foreign exchange contracts	43	63
Spot foreign exchange contracts	733	678
Mortgage related derivatives	(581)	(10,141)
Total stand-alone derivative instruments	1,910	(7,551)
Total	$1,910	$(7,550)

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

Information about the Company's financial instruments that are eligible for offset in the consolidated balance sheet as of March 31, 2018 is summarized below (in thousands):

	Financial Assets			Financial Liabilities
	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
Derivatives:
Interest rate swap contracts, caps and floors	$26,570	$—	$26,570	$4,976	$—	$4,976
Foreign exchange contracts	414	—	414	3,475	—	3,475
Mortgage related derivatives	11,190	—	11,190	10,839	—	10,839
Total derivatives	38,174	—	38,174	19,290	—	19,290
Repurchase agreements	—	—	—	225,962	—	225,962
Total	$38,174	$—	$38,174	$245,252	$—	$245,252

	Financial Assets				Financial Liabilities
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
Derivatives:
Counterparty A	$13,664	$(7,524)	$—	$6,140	$7,524	$(7,524)	$—	$—
Counterparty B	10,301	(585)	—	9,716	585	(585)	—	—
Counterparty C	7,999	(5,616)	(2,383)	—	5,616	(5,616)	—	—
Other counterparties	6,210	(2,768)	(2,308)	1,134	5,565	(2,768)	(1,308)	1,489
Total derivatives	38,174	(16,493)	(4,691)	16,990	19,290	(16,493)	(1,308)	1,489
Repurchase agreements	—	—	—	—	225,962	—	(225,962)	—
Total	$38,174	$(16,493)	$(4,691)	$16,990	$245,252	$(16,493)	$(227,270)	$1,489

Information about the Company's financial instruments that are eligible for offset in the consolidated balance sheet as of December 31, 2017 is summarized below (in thousands):

	Financial Assets			Financial Liabilities
	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
Derivatives:
Interest rate swap contracts, caps and floors	$11,659	$—	$11,659	$11,562	$—	$11,562
Foreign exchange contracts	1,013	—	1,013	953	—	953
Mortgage related derivatives	4,868	—	4,868	15,432	—	15,432
Total derivatives	17,540	—	17,540	27,947	—	27,947
Repurchase agreements	—	—	—	232,789	—	232,789
Total	$17,540	$—	$17,540	$260,736	$—	$260,736

	Financial Assets				Financial Liabilities
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
Derivatives:
Counterparty A	$6,068	$(6,068)	$—	$—	$13,807	$(6,068)	$(7,739)	$—
Counterparty B	3,261	(3,261)	—	—	5,595	(3,261)	(2,334)	—
Counterparty C	5,285	(3,640)	—	1,645	3,640	(3,640)	—	—
Other counterparties	2,926	(1,750)	—	1,176	4,905	(1,750)	(3,150)	5
Total derivatives	17,540	(14,719)	—	2,821	27,947	(14,719)	(13,223)	5
Repurchase agreements	—	—	—	—	232,789	—	(232,789)	—
Total	$17,540	$(14,719)	$—	$2,821	$260,736	$(14,719)	$(246,012)	$5

Note 15.	Operating Segments

The Company's operations currently consist of three reportable operating segments: Banking, Leasing, and Mortgage Banking. The Company offers different products and services through its three segments. The accounting policies of the segments are generally the same as those of the consolidated company.

The Banking Segment generates its revenues primarily from its lending, deposit gathering and fee business activities. The profitability of this segment's operations depends primarily on its net interest income after provision for credit losses, which is the difference between interest earned on interest earning assets and interest paid on interest bearing liabilities less provision for credit losses.  The provision for credit losses is almost entirely dependent on changes in the Banking Segment's loan portfolio and management’s assessment of the collectability of the loan portfolio as well as prevailing economic and market conditions.  The Banking Segment is also subject to an extensive system of laws and regulations that are intended primarily for the protection of depositors and other customers, federal deposit insurance funds and the banking system as a whole.  These laws and regulations govern such areas as capital, permissible activities, allowance for loan and lease losses, loans and investments, and rates of interest that can be charged on loans.

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

The Mortgage Banking Segment originates residential mortgage loans for sale to investors and for the Company's portfolio through its retail and third party originator channels. This segment also services residential mortgage loans for various investors and for loans owned by the Company. The Mortgage Banking Segment is subject to an extensive system of laws and regulations that are intended primarily for the protection of customers. On April 12, 2018, the Company announced the discontinuation of its national mortgage origination business, which includes substantially all originations outside of the Company's consumer banking footprint in the Chicagoland area. The Company expects to stop operating its mortgage business as a defined segment with separate Mortgage Banking Segment reporting prior to the fourth quarter of 2018. See "Note 17. Subsequent Event."

Net interest income for the Leasing and Mortgage Banking segments include adjustments based on the Company's internal funds transfer pricing model. Non-interest income for the Leasing Segment includes income on loans originated for the sole purpose of funding equipment purchases related to leases at the Company's lease subsidiaries.

The following tables present summary financial information for the reportable segments (in thousands):

	Banking	Leasing	Mortgage Banking	Consolidated
Three months ended March 31, 2018
Net interest income	$140,471	$2,482	$10,428	$153,381
Provision for credit losses	7,579	(24)	(47)	7,508
Non-interest income	43,092	24,856	24,854	92,802
Non-interest expense (1)	115,826	15,496	36,564	167,886
Income tax expense	13,608	756	(332)	14,032
Net income	$46,550	$11,110	$(903)	$56,757
Total assets	$16,582,585	$1,360,117	$2,224,821	$20,167,523
Three months ended March 31, 2017
Net interest income	$131,449	$2,269	$9,325	$143,043
Provision for credit losses	3,527	(135)	342	3,734
Non-interest income	43,208	21,463	27,779	92,450
Non-interest expense (1)	108,516	13,844	33,982	156,342
Income tax expense	15,660	4,119	1,101	20,880
Net income	$46,954	$5,904	$1,679	$54,537
Total assets	$16,009,339	$1,173,558	$1,963,165	$19,146,062

(1)	Includes merger related and repositioning expenses of $644 thousand and $258 thousand in the Banking Segment for the three months ended March 31, 2018 and 2017, respectively.

Note 16.	Preferred Stock

On August 18, 2014, in connection with the Taylor Capital merger, the Company issued one share of its Perpetual Non-Cumulative Preferred Stock, Series A (“Company Series A Preferred Stock”), in exchange for each of the 4,000,000 outstanding shares of Taylor Capital’s Perpetual Non-Cumulative Preferred Stock, Series A. Holders of the Company Series A Preferred Stock were entitled to receive, when as and if declared by the Company’s board of directors, non-cumulative cash dividends on the liquidation preference amount, which was $25 per share, at a rate of 8.00% per annum, payable quarterly. The Company Series A Preferred Stock was included in Tier 1 capital for regulatory capital purposes. On February 15, 2018, the Company redeemed all of the 4,000,000 issued and outstanding shares of Company Series A Preferred Stock at a redemption price of $25.00 per share, or $100.0 million in the aggregate. The excess carrying amount of the Series A Preferred Stock in the amount of $15.3 million was retained in stockholders' equity and reflected as income available to common stockholders, which was included in the calculation of earnings per common share.

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

Note 17.	Subsequent Event

On April 12, 2018, the Company announced the discontinuation of its national mortgage origination business, which includes substantially all originations outside of the Company's consumer banking footprint in the Chicagoland area. As a result, the Company expects to incur one-time pre-tax costs of approximately $37 to $41 million during the remainder of 2018 and to stop operating its mortgage business as a defined segment with separate Mortgage Banking Segment reporting prior to the fourth quarter of 2018. This discontinuation is not expected to be reported as discontinued operations. The Company also expects to record a goodwill impairment loss in the amount of $3.6 million in the second quarter of 2018. The Company plans to continue originating residential mortgage loans in the greater Chicago area through its mortgage retail offices, retain the mortgage servicing asset as well as its mortgage servicing operation in Wilmington, Ohio, and continue holding residential mortgages on its balance sheet.

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

Our net income is also affected by non-interest income and non-interest expenses.  During the periods under report, non-interest income included revenue from our key fee initiatives: net lease financing revenue, treasury management fees, wealth management fees, card fees and capital markets and international banking fees. Non-interest income also included mortgage banking revenue, consumer and other deposit service fees, brokerage fees, loan service fees, increase in cash surrender value of life insurance, net gain (loss) on investment securities, net loss on disposal of other assets, and other operating income. During the periods under report, non-interest expenses included salaries and employee benefits expense, occupancy and equipment expense, computer services and telecommunication expense, advertising and marketing expense, professional and legal expense, other intangibles amortization expense, branch exit and facilities impairment charges, net loss on other real estate owned and other related expenses, loss on extinguishment of debt, and other operating expenses. Additionally, dividends on preferred shares reduced net income available to common stockholders, which, as discussed below, was more than offset during the three months ended March 31, 2018 by a return from preferred stockholders resulting from the redemption during that period of our 8% Series A non-cumulative perpetual preferred stock.

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

The Company had net income of $56.8 million for the three months ended March 31, 2018 compared to $54.5 million for the three months ended March 31, 2017. Net income available to common stockholders was $68.9 million for the three months ended March 31, 2018 compared to $52.5 million for the three months ended March 31, 2017. Fully diluted earnings per common share were $0.81 for the three months ended March 31, 2018 compared to $0.62 per common share for the three months ended March 31, 2017. Net income available to common stockholders and diluted earnings per common share in the first quarter of 2018 were positively impacted by a $15.3 million, or $0.18 per common share, return from preferred stockholders due to the redemption of all $100.0 million of our 8% Series A non-cumulative perpetual preferred stock. The $15.3 million represents the excess carrying amount over the redemption price of the Series A preferred stock.

The results of operations for the three months ended March 31, 2018 and 2017 were impacted by $644 thousand and $258 thousand in merger related and repositioning expenses, respectively. The results of operations for the three months ended March 31, 2018 were also impacted by the $3.1 million loss on extinguishment of debt due to the redemption of the junior subordinated notes held by American Chartered Statutory Trust I, which resulted in the concurrent redemption of all of the issued and outstanding three month LIBOR + 3.60% American Chartered Statutory Trust I capital (preferred) securities. The aggregate liquidation amount of these trust preferred securities was $20.0 million. See "Non-interest Expenses" section for a detailed schedule of merger related and repositioning expenses.

On April 12, 2018, the Company announced the discontinuation of its national mortgage origination business, which includes substantially all originations outside of the Company's consumer banking footprint in the Chicagoland area. As a result, the Company expects to incur one-time pre-tax costs of approximately $37 to $41 million during the remainder of 2018 and to stop operating its mortgage business as a defined segment with separate Mortgage Banking Segment reporting prior to the fourth quarter of 2018. The Company plans to continue originating residential mortgage loans in the greater Chicago area through its mortgage retail offices, retain the mortgage servicing asset as well as its mortgage servicing operation in Wilmington, Ohio, and continue holding residential mortgages on its balance sheet.

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

Residual Value of Our Direct Finance, Leveraged, and Operating Leases.  Lease residual value represents the present value of the estimated fair value of the leased equipment at the termination date of the lease.  Realization of these residual values depends on many factors, including management’s use of estimates, assumptions, and judgment to determine such values.  Several other factors outside of management’s control may reduce the residual values realized, including general market conditions at the time of expiration of the lease, whether there has been technological or economic obsolescence or unusual wear and tear on, or use of, the equipment and the cost of comparable equipment.  If, upon the expiration of a lease, we sell the equipment and the amount realized is less than the recorded value of the residual interest in the equipment, we will recognize a loss reflecting the difference.  On a quarterly basis, management reviews the lease residuals for potential impairment.  If we fail to realize our aggregate recorded residual values, our financial condition and profitability could be adversely affected. The aggregate residual value of the equipment leased under our direct finance, leveraged, and operating leases totaled $195.6 million at March 31, 2018 and $214.3 million at December 31, 2017.  See Note 1 and Note 6 to the audited consolidated financial statements contained in our Annual Report Form 10-K for the year ended December 31, 2017 for additional information.

Income Tax Accounting.  ASC Topic 740 provides guidance on accounting for income taxes by prescribing the minimum recognition threshold that a tax position must meet to be recognized in the financial statements. ASC Topic 740 also provides guidance on measurement, recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of March 31, 2018, the Company had $113 thousand in uncertain tax positions.  The Company elects to treat interest and penalties recognized for the underpayment of income taxes as income tax expense.  However, interest and penalties imposed by taxing authorities on issues specifically addressed in ASC Topic 740 will be taken out of the tax reserves up to the amount allocated to interest and penalties.  The amount of interest and penalties exceeding the amount allocated in the tax reserves will be treated as income tax expense.  The application of income tax law is inherently complex.  Laws and regulations in this area are voluminous and are often ambiguous.  As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures.  Interpretations of, and guidance surrounding income tax laws and regulations change over time.  As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations.

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

The Company’s annual assessment date for goodwill impairment testing is as of December 31. Goodwill is tested for impairment at the reporting unit level. The Company currently has three reporting units: banking, leasing and mortgage banking.  No impairment losses were recognized during the three months ended March 31, 2018 or 2017. We are not aware of any events or circumstances subsequent to our annual goodwill impairment testing date of December 31, 2017 that would indicate impairment of goodwill at March 31, 2018. The carrying amount of goodwill was $1.0 billion at March 31, 2018 and December 31, 2017.

On April 12, 2018, the Company announced the discontinuation of its national mortgage origination business, which includes substantially all originations outside of the Company's consumer banking footprint in the Chicagoland area. As a result, the Company expects to record an impairment loss in the amount of $3.6 million in the second quarter of 2018. See "Note 17. Subsequent Event."

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

Mortgage servicing rights do not trade in an active market with readily observable prices. The Company determines the fair value of mortgage servicing rights by estimating the fair value of the future cash flows associated with the mortgage loans being serviced. Key economic assumptions used in measuring the fair value of mortgage servicing rights include, but are not limited to, prepayment speeds, discount rates, delinquencies and cost to service. The assumptions used in the valuation model are validated on a periodic basis. The fair value is validated on a quarterly basis with an independent third party. Material discrepancies between the internal valuation and the third party valuation are analyzed, and an internal committee determines whether or not an adjustment is required.

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

	Three Months Ended March 31,
(dollars in thousands)	2018			2017
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans held for sale	$545,392	$4,431	3.25%	$565,128	$5,033	3.56%
Loans (1) (2)	13,630,108	152,688	4.49	12,303,152	128,704	4.19
Loans exempt from federal income taxes (3)	275,720	2,874	4.17	379,947	4,430	4.66
Taxable investment securities	1,264,282	7,934	2.51	1,593,209	9,122	2.29
Investment securities exempt from federal income taxes (3)	1,226,319	11,995	3.91	1,278,150	15,344	4.80
Federal funds sold	72	0	1.80	38	0	1.23
Other interest earning deposits	125,351	131	0.42	130,553	199	0.62
Total interest earning assets	17,067,244	$180,053	4.22	16,250,177	$162,832	4.01
Non-interest earning assets	2,871,313			2,752,805
Total assets	$19,938,557			$19,002,982
Interest Bearing Liabilities:
Deposits:
NOW, money market and interest bearing deposits	$4,871,501	$6,319	0.53%	$4,529,402	$2,622	0.23%
Savings deposits	1,208,843	816	0.27	1,131,757	255	0.09
Time deposits	2,458,316	7,897	1.30	2,060,625	4,598	0.90
Short-term borrowings	870,719	2,516	1.17	1,496,357	2,380	0.65
Long-term borrowings and junior subordinated notes	777,543	6,002	3.07	522,013	3,013	2.28
Total interest bearing liabilities	10,186,922	$23,550	0.93	9,740,154	$12,868	0.53
Non-interest bearing deposits	6,293,453			6,209,402
Other non-interest bearing liabilities	496,913			465,083
Stockholders’ equity	2,961,269			2,588,343
Total liabilities and stockholders’ equity	$19,938,557			$19,002,982
Net interest income/interest rate spread (4)		$156,503	3.29%		$149,964	3.48%
Less: taxable equivalent adjustment		3,122			6,921
Net interest income, as reported		$153,381			$143,043
Net interest margin (5)			3.59%			3.52%
Tax equivalent effect			0.08%			0.17%
Net interest margin on a fully tax equivalent basis (non-GAAP) (5)			3.67%			3.69%
Effect of acquisition accounting discount accretion on loans acquired through bank mergers			(0.12)%			(0.19)%
Net interest margin on a fully tax equivalent basis, excluding the effect of acquisition accounting discount accretion on loans acquired through bank mergers (non-GAAP) (5)			3.55%			3.50%

(1)       Non-accrual loans are included in average loans.
(2)       Interest income includes amortization of net deferred loan origination fees and costs.
(3)       Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a Federal tax rate of 21% for 2018 and 35% for 2017.
(4)       Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.
(5)       Net interest margin represents net interest income as a percentage of average interest earning assets.

Net interest income on a fully tax equivalent basis increased $6.5 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 due to higher average loan balances and higher loan yields partly offset by higher funding costs. The net interest margin, expressed on a fully tax equivalent basis, was 3.67% for the first quarter of 2018 and 3.69% for the first quarter of 2017. Net interest income in the first quarter of 2018 included interest income of $4.8 million resulting from accretion of the acquisition accounting discount recorded on loans acquired in bank mergers compared to $7.2 million in the first quarter of 2017. Excluding the accretion of the acquisition accounting discount recorded on loans acquired in bank mergers, our net interest margin on a fully tax equivalent basis would have been 3.55% and 3.50% for the three months ended March 31, 2018 and March 31, 2017, respectively. The increase in our net interest margin on a fully tax equivalent basis was due to higher loan yields partly offset by increased funding costs and a lower tax benefit on municipal investment securities and tax exempt loans as a result of the H.R. 1, originally known as the "Tax Cuts and Jobs Act" (the "TCJ Act").

Non-interest Income

The following table presents non-interest income for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 (in thousands):

	Three Months Ended
	March 31,
	2018	2017	Increase/ (Decrease)	Percentage Change
Non-interest income:
Mortgage banking revenue	$25,047	$28,456	$(3,409)	(12.0)%
Lease financing revenue, net	24,710	21,418	3,292	15.4
Treasury management fees	15,156	14,689	467	3.2
Wealth management fees	9,121	8,520	601	7.1
Card fees	4,787	4,566	221	4.8
Capital markets and international banking fees	2,998	3,253	(255)	(7.8)
Consumer and other deposit service fees	2,912	3,363	(451)	(13.4)
Brokerage fees	864	1,125	(261)	(23.2)
Loan service fees	2,245	1,969	276	14.0
Increase in cash surrender value of life insurance	1,108	1,288	(180)	(14.0)
Net (loss) gain on investment securities	(174)	231	(405)	(175.3)
Net loss on disposal of other assets	(357)	(123)	(234)	190.2
Other operating income	4,385	3,695	690	18.7
Total non-interest income	$92,802	$92,450	$352	0.4%

Non-interest income increased by $352 thousand, or 0.4%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

•	Mortgage banking revenue decreased due to lower mortgage origination volume and gain on sale margin.

•	Lease financing revenue increased due to higher fees from the sale of third-party equipment maintenance contracts and promotional income.

•	Wealth management fees increased due to the addition of new customers.

•	Other operating income increased as a result of stronger earnings from investments in Small Business Investment Companies.

Non-interest Expenses

The following table presents non-interest expense for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 (in thousands):

	Three Months Ended
	March 31,
	2018	2017	Increase/ (Decrease)	Percentage Change
Non-interest expenses:
Salaries and employee benefits expense	$106,514	$101,551	$4,963	4.9%
Occupancy and equipment expense	17,429	15,044	2,385	15.9
Computer services and telecommunication expense	11,156	9,440	1,716	18.2
Advertising and marketing expense	3,863	3,161	702	22.2
Professional and legal expense	1,898	2,691	(793)	(29.5)
Other intangibles amortization expense	1,902	2,090	(188)	(9.0)
Branch exit and facilities impairment charges	—	(682)	682	100.0
Net gain recognized on other real estate owned and other expense	47	844	(797)	(94.4)
Loss on extinguishment of debt	3,136	—	3,136	100.0
Other operating expenses	21,941	22,203	(262)	(1.2)
Total non-interest expenses	$167,886	$156,342	$11,544	7.4%

Non-interest expenses increased by $11.5 million, or 7.4%, for the three months ended March 31, 2018 from the three months ended March 31, 2017. Non-interest expenses include $644 thousand and $258 thousand in merger related and repositioning expenses for the three months ended March 31, 2018 and 2017, respectively.

•	Salaries and employee benefits expense increased due to annual pay increases, new hires, and increased staff from the mortgage banking acquisition in the fourth quarter of 2017.

•
Occupancy and equipment expense increased due to higher depreciation, as a result of our investment in our buildings and technology, and higher rental expenses, as a result of the office locations from the mortgage banking acquisition.

•	Computer services and telecommunication expense increased due to investments in technology and infrastructure.

•	Advertising and marketing expense increased due to additional sponsorships.

•	Professional and legal expense decreased due to lower legal fees.

•
A $3.1 million loss on extinguishment of debt was recognized in the first quarter of 2018 due to the redemption of the junior subordinated notes held by American Chartered Statutory Trust I, as noted earlier.

The following table presents the detail of the merger related and repositioning expenses for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended
	March 31,
	2018	2017
Merger related and repositioning expenses (1):
Salaries and employee benefits	$557	$614
Occupancy and equipment expense	35	4
Computer services and telecommunication expense	—	185
Advertising and marketing expense	26	—
Professional and legal expense	4	97
Branch exit and facilities impairment charges (2)	—	(682)
Other operating expenses	22	40
Total merger related and repositioning expenses	$644	$258

(1)	Primarily includes costs incurred in connection with the mortgage banking acquisition and American Chartered merger.

(2)	Includes a gain on the sale of a branch in the first quarter of 2017.

Income Taxes

Income tax expense for the three months ended March 31, 2018 was $14.0 million compared to $20.9 million for the three months ended March 31, 2017. The decrease was due to the decrease in the effective tax rate resulting from the TCJ Act for three months ended March 31, 2018.

The following table presents information on our income tax rate (dollars in thousands):

	Three Months Ended
	March 31,
	2018	2017
Income before income taxes - as reported	$70,789	$75,417
Tax at Federal statutory rate (21% for 2018 and 35% for 2017)	14,866	26,396

Increase (decrease) due to:
Tax exempt income, net	(2,639)	(4,900)
State tax expense (benefit), net of Federal impact	3,964	2,764
Other items, net	586	807
Tax expense before discrete items	16,777	25,067
Income tax rate before discrete items (effective tax rate)	23.7%	33.2%

Discrete tax expense (benefit) items (1)	(201)	(2,738)
Discrete tax benefit corporate tax rate changes (2)	(2,544)	—
Discrete tax expense (benefit) merger related items (3)	—	(1,449)
Income tax expense - as reported	$14,032	$20,880
Income tax rate	19.8%	27.7%

(1)	Includes tax benefits on the vesting of restricted shares, exercise of options, and other compensation.

(2)
Includes the impact of the Federal income tax rate decrease due to the TCJ Act (enacted on December 22, 2017) on our net deferred tax liabilities. The re-measurement of our net deferred tax liabilities due to the TCJ Act was determined to be provisional at March 31, 2018.

(3)	Includes reversals of a tax liability no longer needed specifically related to two entities we acquired and certain non-deductible merger related items.

Operating Segments

The Company's operations currently consist of three reportable operating segments: Banking, Leasing and Mortgage Banking. Our Banking Segment generates revenues primarily from its lending, deposit gathering and fee business activities. Our Leasing Segment generates revenues through lease originations and related services. Our Mortgage Banking Segment originates residential mortgage loans for sale to investors through its retail and third party origination channels as well as residential mortgage loans held in our loan portfolio. The Mortgage Banking Segment also services residential mortgage loans owned by investors and the Company.

Three Month Comparison

Net income from our Banking Segment for the three months ended March 31, 2018 decreased $404 thousand to $46.6 million compared to the three months ended March 31, 2017. The decrease in net income was due to higher provision for credit losses and higher non-interest expense. The increase in provision for credit losses was due to required reserves on one loan relationship that migrated into non-performing status in the quarter and normal risk rating migrations in the loan portfolio. The increase in non-interest expense was due to higher salaries and employee benefits expense (annual pay increases and new hires), occupancy and equipment expense (higher depreciation expense), and computer services and telecommunication expense (investments in technology and infrastructure). These unfavorable variances were partly offset by the increase in net interest income driven by higher loan balances and yields. The Banking Segment was also favorably impacted by a lower effective tax rate due to the TCJ Act.

Net income from our Leasing Segment for the three months ended March 31, 2018 increased $5.2 million to $11.1 million compared to the three months ended March 31, 2017. This increase in net income was due to higher lease financing revenue partly offset by increased salaries and employee benefits expense (the investment in sales and other revenue generating staff). Lease financing revenue increased due to higher fees from the sale of third-party equipment maintenance contracts and promotional income. The Leasing Segment was also favorably impacted by a $2.5 million reversal of a deferred tax liability as a result of the decrease in Federal income tax rate due to the TCJ Act.

Compared to the three months ended March 31, 2017, net income from our Mortgage Banking Segment decreased $2.6 million to a loss of $903 thousand for the three months ended March 31, 2018. This decrease was due to lower mortgage origination volume and gain on sale margin and increased salaries and benefits expense (increased staff from the mortgage banking acquisition).

On April 12, 2018, the Company announced the discontinuation of its national mortgage origination business, which includes substantially all originations outside of the Company's consumer banking footprint in the Chicagoland area. As a result, the Company expects the fully phased in quarterly impact to increase its pre-tax income from the first quarter of 2018 by approximately $7.7 million by the first quarter of 2019, to incur one-time pre-tax costs of approximately $37 to $41 million during the remainder of 2018, and to stop operating its mortgage business as a defined segment with separate Mortgage Banking Segment reporting prior to the fourth quarter of 2018.

Balance Sheet

Total assets increased $80.6 million, or 0.4%, to $20.2 billion at March 31, 2018 from December 31, 2017.

•	Investment securities increased $260.9 million, or 10.5%, from December 31, 2017 to March 31, 2018 due to investments in residential mortgage-backed securities.

•	Total loans, excluding purchased credit-impaired, decreased by $21.3 million, or 0.2%, to $13.8 billion at March 31, 2018 from December 31, 2017.

Total liabilities increased by $156.1 million, or 0.9%, to $17.2 billion at March 31, 2018 from December 31, 2017 mostly due to the increase in borrowings.

•	Total deposits increased by $12.2 million, or 0.1%, to $15.0 billion at March 31, 2018 from December 31, 2017.

•	Total borrowings increased by $185.5 million, or 11.8%, to $1.8 billion at March 31, 2018 due to the increase in long-term FHLB advances partly offset by the maturities of short-term FHLB advances.

Total stockholders’ equity decreased $75.5 million, or 2.5%, to $2.9 billion at March 31, 2018 compared to December 31, 2017 as a result of the redemption of all $100 million of our 8% Series A non-cumulative perpetual preferred stock partly offset by earnings for the three months ended March 31, 2018 net of dividends declared.

Investment Securities

The following table sets forth the amortized cost and fair value of our investment securities, excluding marketable equity securities and non-marketable FHLB and FRB stock, by type of security as indicated (in thousands):

	March 31, 2018		December 31, 2017		March 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
U.S. Government sponsored agencies and enterprises	$22,948	$22,885	$23,013	$23,007	$23,204	$23,330
States and political subdivisions	355,058	366,906	363,813	379,325	371,329	389,109
Residential mortgage-backed securities	1,202,251	1,187,068	861,594	852,699	969,982	966,375
Commercial mortgage-backed securities	64,144	64,161	71,554	72,035	88,959	90,154
Corporate bonds	38,020	37,991	70,155	70,197	177,335	178,097
Equity securities (1)	—	—	11,236	11,063	11,057	10,885
Total Available for Sale	1,682,421	1,679,011	1,401,365	1,408,326	1,641,866	1,657,950
Held to maturity
States and political subdivisions	874,306	891,100	878,400	910,512	910,336	934,269
Residential mortgage-backed securities	59,013	59,706	80,682	81,943	145,672	149,729
Total Held to Maturity	933,319	950,806	959,082	992,455	1,056,008	1,083,998
Total	$2,615,740	$2,629,817	$2,360,447	$2,400,781	$2,697,874	$2,741,948

(1)	Reflected in marketable equity securities on the consolidated balance sheet following the adoption of the new guidance under ASC Topic 825 "Financial Instruments" on January 1, 2018.

Loan Portfolio

The following table sets forth the composition of our loan portfolio (excluding loans held for sale) as of the dates indicated showing the balances of legacy loans and loans acquired through the American Chartered and Taylor Capital mergers (dollars in thousands):

	March 31, 2018				December 31, 2017
	Legacy (1)	Acquired (2)	Total	% of Total	Legacy (1)	Acquired (2)	Total	% of Total
Commercial-related credits:
Commercial loans	$4,580,733	$210,070	$4,790,803	34%	$4,532,153	$254,027	$4,786,180	34%
Commercial loans collateralized by assignment of lease payments	2,064,655	30,534	2,095,189	15	2,077,972	35,163	2,113,135	15
Commercial real estate	3,389,918	703,127	4,093,045	29	3,370,590	776,939	4,147,529	30
Construction real estate	474,895	4,743	479,638	4	401,189	5,660	406,849	3
Total commercial-related credits	10,510,201	948,474	11,458,675	82	10,381,904	1,071,789	11,453,693	82
Other loans:
Residential real estate	1,185,178	206,722	1,391,900	10	1,212,120	220,338	1,432,458	10
Indirect vehicle	691,224	1,418	692,642	5	666,443	1,485	667,928	4
Home equity	158,711	44,209	202,920	1	165,297	53,801	219,098	2
Other consumer loans	78,542	311	78,853	1	72,742	399	73,141	1
Total other loans	2,113,655	252,660	2,366,315	17	2,116,602	276,023	2,392,625	17
Total loans excluding purchased credit-impaired loans	12,623,856	1,201,134	13,824,990	99	12,498,506	1,347,812	13,846,318	99
Purchased credit-impaired loans	72,974	37,016	109,990	1	79,066	40,678	119,744	1
Total loans	$12,696,830	$1,238,150	$13,934,980	100%	$12,577,572	$1,388,490	$13,966,062	100%

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

The following table sets forth the amounts of non-performing loans, non-performing assets and purchased credit-impaired loans (excluding loans held for sale and other real estate owned acquired as part of our FDIC-assisted transactions) as well as other information regarding asset quality at the dates indicated (dollars in thousands):

	March 31, 2018	December 31, 2017	March 31, 2017
Non-performing loans:
Non-accruing loans	$60,151	$71,238	$47,042
Loans 90 days or more past due, still accruing interest	1,169	5,570	2,159
Total non-performing loans	61,320	76,808	49,201
Other real estate owned	10,528	9,736	14,706
Repossessed assets	661	589	477
Total non-performing assets	$72,509	$87,133	$64,384
Purchased credit-impaired loans	$109,990	$119,744	$168,814
Total allowance for loan and lease losses	$161,712	$157,710	$144,170
Accruing restructured loans (1)	28,591	28,554	31,101
Total non-performing loans to total loans	0.44%	0.55%	0.38%
Total non-performing assets to total assets	0.36	0.43	0.34
Allowance for loan and lease losses to total non-performing loans	263.72	205.33	293.02

(1)	Accruing restructured loans consists of loans that have been modified and are performing in accordance with those modified terms.

A loan is classified as a troubled debt restructuring when a borrower is experiencing financial difficulties that leads to a restructuring of the loan, and the Company grants concessions to the borrower in the restructuring that it would not otherwise consider. These concessions may include rate reductions, principal forgiveness, extension of maturity date and other actions intended to minimize potential losses.  A loan that is modified at a market rate of interest may no longer be classified as troubled debt restructuring in the calendar year subsequent to the restructuring if it is in compliance with the modified terms.  Payment performance prior and subsequent to the restructuring is taken into account in assessing whether it is likely that the borrower can meet the new terms.  This may result in the loan being returned to accrual status at the time of restructuring.  A period of sustained repayment for at least six months generally is required for return to accrual status.

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

The following table presents a summary of other real estate owned, excluding assets related to FDIC-assisted transactions, for the three months ended March 31, 2018 and 2017 (in thousands):

	March 31,
	2018	2017
Beginning balance	$9,736	$26,279
Transfers in at fair value less estimated costs to sell	2,296	350
Fair value adjustments	(70)	(758)
Net gains on sales of other real estate owned	8	159
Cash received upon disposition	(1,442)	(11,324)
Ending balance	$10,528	$14,706

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

	March 31, 2018	December 31, 2017
Commercial loans	$110,299	$89,836
Commercial loans collateralized by assignment of lease payments	4,934	9,407
Commercial real estate	92,968	74,023
Total	$208,201	$173,266

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

We maintain our allowance for loan and lease losses at a level that management believes is appropriate to absorb probable losses on existing loans based on an evaluation of the collectability of loans, underlying collateral, and prior loss experience.

Our allowance for loan and lease losses is comprised of three elements: a commercial-related general loss reserve; a commercial-related specific reserve for impaired loans; and a consumer related reserve for smaller-balance homogenous loans. Each element is discussed below.

Commercial-Related General Loss Reserve.  We maintain a general loan loss reserve for the four categories of commercial-related loans in our portfolio - commercial loans, commercial loans collateralized by the assignment of lease payments (lease loans), commercial real estate loans, and construction real estate loans.

Under our loan risk rating system, each commercial-related loan is risk rated between one and nine by the originating loan officer, Senior Credit Management, Loan Review or loan committee.  A loan rated "one" represents a loan least likely to default, while a loan rated "nine" represents a loss.  The probability of loans defaulting for each risk rating, sometimes referred to as default factors, are estimated based on the frequency with which loans migrate from one risk rating to another and to default status over time.  We use a loan loss reserve model that incorporates loan risk rating migrations and historical default data over a multi-year period to develop estimated default factors ("EDFs").  The model tracks annual loan rating migrations by loan type over the last 17 years and is adjusted to reflect average losses over an economic cycle. EDFs are updated annually in December.

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

Management may also adjust for other qualitative factors such as loan growth, migration trends, portfolio characteristics, loan concentrations, changing legal and regulatory landscape as well as other similar factors.

The commercial-related general loss reserve was $137.3 million as of March 31, 2018 and $132.8 million as of December 31, 2017. Reserves on impaired commercial-related loans are included in the “Commercial-Related Specific Reserves” section below.

Commercial-Related Specific Reserves.  Our allowance for loan and lease losses also includes specific reserves on impaired commercial loans. A loan is considered to be impaired when management believes, after considering collection efforts and other factors, the borrower’s financial condition is such that the collection of all contractual principal and interest payments due is doubtful.

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

The total commercial-related specific reserves component of the allowance was $7.3 million as of March 31, 2018 compared to $6.1 million as of December 31, 2017.

Consumer-Related Reserves.  Pools of homogeneous loans with similar risk and loss characteristics are also assessed for probable losses.  These loan pools include consumer, residential real estate, home equity, credit cards, and indirect vehicle loans.  Migration probabilities obtained from past due roll rate analyses and historical loss rates are applied to current balances to forecast charge-offs over a one-year time horizon. The reserves for consumer-related loans totaled $17.1 million at March 31, 2018 and $18.9 million at December 31, 2017.

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

We recorded a negative provision for credit losses of $1.8 million for acquired loans related to the non-purchased credit-impaired bank merger loans as accounted for in accordance with ASC Topic 310-20 for the three months ended March 31, 2018. No additional provisions were recorded on the purchase credit-impaired bank merger loans accounted for in accordance with ASC Topic 310-30.

The provision for credit losses for non-purchased credit-impaired loans bank merger loans is calculated using a process similar to the one used for the legacy portfolio. A general loan loss reserve is calculated for the non-purchased credit-impaired bank merger loans that have renewed and not renewed separately using the same loan loss reserve model used for the legacy loans. The general loan loss reserve is calculated for the four categories of commercial-related loans in our portfolio: commercial loans, commercial loans collateralized by the assignment of lease payments (lease loans), commercial real estate loans, and construction real estate loans. The probability of loans defaulting for each risk rating (referred to as default factors) is estimated based on the frequency with which loans migrate from one risk rating to another and to default status over time. The default factors are multiplied by individual loan balances in each risk rating category and again multiplied by an historical loss given default estimate for each loan type to determine the appropriate allowance. The bank merger loans are risk rated using the Company's rating methodology. The general loan loss reserve amount is adjusted upward to reflect uncertainty regarding the performance of the acquired portfolios due to our limited history with the borrowers.

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

The following table presents an analysis of the allowance for loan and lease losses for the periods presented (dollars in thousands):

	Three Months Ended
	March 31,
	2018	2017
Balance at beginning of period	$159,408	$141,842
Provision for credit losses	7,508	3,734
Charge-offs:
Commercial loans	1,402	168
Commercial loans collateralized by assignment of lease payments	—	—
Commercial real estate	2,476	1,085
Construction real estate	—	—
Residential real estate	701	90
Home equity	64	173
Indirect vehicles	1,824	1,411
Other consumer loans	351	446
Total charge-offs	6,818	3,373
Recoveries:
Commercial loans	337	1,510
Commercial loans collateralized by assignment of lease payments	251	463
Commercial real estate	762	518
Construction real estate	393	112
Residential real estate	70	528
Home equity	70	283
Indirect vehicles	1,179	652
Other consumer loans	230	229
Total recoveries	3,292	4,295
Net charge-offs (recoveries)	3,526	(922)
Allowance for credit losses	163,390	146,498
Allowance for unfunded credit commitments	(1,678)	(2,328)
Allowance for loan and lease losses	$161,712	$144,170
Total loans	$13,934,980	$12,958,481
Ratio of allowance to total loans	1.16%	1.11%
Ratio of net charge-offs (recoveries) to average loans (annualized)	0.10	(0.03)

Net charge-offs of $3.5 million were recorded in the three months ended March 31, 2018 compared to net recoveries of $922 thousand in the three months ended March 31, 2017. A provision for credit losses of $7.5 million was recorded for the three months ended March 31, 2018 compared to $3.7 million for the three months ended March 31, 2017. The increase in provision for credit losses was due to required reserves on one loan relationship that migrated into non-performing status in the quarter and normal risk rating migrations in the loan portfolio. A negative provision for credit losses of $1.8 million was recorded for bank merger loans for the three months ended March 31, 2018 compared to a provision for credit losses of $5.4 million for bank merger loans for the three months ended March 31, 2017.

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

Lease Investments

The lease portfolio is comprised of various types of equipment, generally technology related, health care, material handling, and general manufacturing equipment.

Lease investments by categories follow (in thousands):

	March 31, 2018	December 31, 2017	March 31, 2017
Direct finance leases:
Minimum lease payments	$460,202	$492,953	$422,798
Estimated unguaranteed residual values	71,576	74,220	75,204
Less: unearned income	(38,386)	(41,311)	(34,863)
Direct finance leases (1)	$493,392	$525,862	$463,139
Leveraged leases:
Minimum lease payments	$111	$179	$579
Estimated unguaranteed residual values	10	10	77
Less: unearned income	(1)	(3)	(16)
Less: related non-recourse debt	(110)	(177)	(568)
Leveraged leases (1)	$10	$9	$72
Operating leases:
Equipment, at cost	$585,180	$575,612	$451,373
Less accumulated depreciation	(176,382)	(166,561)	(135,850)
Lease investments, net	$408,798	$409,051	$315,523

(1)	Direct finance and leveraged leases are included as commercial loans collateralized by assignment of lease payments for financial statement purposes.

Leases that transfer substantially all of the benefits and risk related to the equipment ownership are classified as direct finance leases. If these direct finance leases have non-recourse debt associated with them and meet the additional requirements for a leveraged lease, they are further classified as leveraged leases, and the associated debt is netted with the outstanding balance in the consolidated financial statements. Interest income on direct finance and leveraged leases is recognized using methods which approximate a level yield over the term of the lease. Operating leases are investments in equipment leased to other companies, where the residual component makes up more than 10% of the investment.  The Company funds most of the lease equipment purchases internally, but has some loans at other banks which totaled $73.1 million at March 31, 2018, $76.3 million at December 31, 2017, and $67.0 million at March 31, 2017.

At March 31, 2018, the following reflects the residual values for leases by category in the year the initial lease term ends (in thousands):

	Residual Values
	Direct
End of initial lease term	Finance	Leveraged	Operating
December 31,	Leases	Leases	Leases	Total
2018	$13,289	$10	$12,547	$25,846
2019	11,310	—	12,993	24,303
2020	13,468	—	21,402	34,870
2021	4,596	—	21,551	26,147
2022	9,315	—	17,124	26,439
Thereafter	19,598	—	38,357	57,955
	$71,576	$10	$123,974	$195,560

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

Often times, there are several individual lease schedules under one master lease.  There were 4,684 leases at March 31, 2018 compared to 4,773 at December 31, 2017.  The average residual value per lease schedule was approximately $42 thousand and $45 thousand at March 31, 2018 and December 31, 2017, respectively.  The average residual value per master lease schedule was approximately $167 thousand at March 31, 2018 and $183 thousand at December 31, 2017. Certain residual values have less than full residual risk.

Liquidity and Sources of Capital

Our cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities.

Cash flows from operating activities include net income, adjusted for items in net income that did not impact cash.  Net cash flows provided by operating activities were $946 thousand for the three months ended March 31, 2018 compared to net cash flows provided by operating activities of $292.4 million for the three months ended March 31, 2017.  The change was mostly due to lower net proceeds of loans held for sale in the three months ended March 31, 2017.

Cash flows from investing activities reflects the impact of loans and investment securities acquired for the Company’s interest-earning asset portfolios, as well as cash flows from asset sales and the impact of acquisitions.  For the three months ended March 31, 2018, the Company had net cash flows used in investing activities of $265.1 million compared to net cash flows used in investing activities of $139.2 million for the three months ended March 31, 2017.  The change was due to the increase in purchases of investment securities partly offset by decrease in loans during the three months ended March 31, 2018.

Cash flows from financing activities include transactions and events whereby cash is obtained from depositors, creditors or investors.  For the three months ended March 31, 2018, the Company had net cash flows provided by financing activities of $67.8 million compared to net cash flows used in financing activities of $146.2 million for the three months ended March 31, 2017.  The change in cash flows from financing activities was due to the increase in deposits and long-term borrowings during the three months ended March 31, 2018 partly offset by the redemption during that period of our 8% Series A non-cumulative perpetual preferred stock and junior subordinated notes held by American Chartered Statutory Trust I.

In the event that additional short-term liquidity is needed, we have established relationships with several large and regional banks to provide short-term borrowings in the form of federal funds purchases.  While, at March 31, 2018, there were no firm lending commitments in place, management believes that we could borrow approximately $541.5 million for a short time from these banks on a collective basis.  Additionally, we are a member of Federal Home Loan Bank of Chicago ("FHLB").  As of March 31, 2018, the Company had $956.3 million outstanding in FHLB advances, and could borrow an additional amount of approximately $795.7 million.  As a contingency plan for significant funding needs, the Asset/Liability Committee may also consider the sale of investment securities, selling securities under agreement to repurchase, or the temporary curtailment of lending activities.  As of March 31, 2018, the Company had approximately $2.0 billion of unpledged securities, excluding securities available for pledge at the FHLB.

Our main sources of liquidity at the holding company level are dividends from MB Financial Bank and cash on hand. We also maintain a $35.0 million unsecured line of credit at the holding company level with a correspondent bank. No borrowings were outstanding on the line of credit as of March 31, 2018. The line of credit is scheduled to mature on June 30, 2018. The holding company had $142.9 million in cash as of March 31, 2018.

See Notes 9 and 10 of the Financial Statements presented under Item 1 of this report for details of period end balances and other information for these various funding sources. There were no material changes outside the ordinary course of business in the Company’s contractual obligations at March 31, 2018 as compared to December 31, 2017.

MB Financial Bank is subject to various regulatory capital requirements which affect its ability to pay dividends to us.  Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. The minimum ratios required for a bank to be considered “well capitalized” for regulatory purposes are a total risk-based capital ratio of 10.00%, a Tier 1 capital to risk-weighted assets ratio of 8.00%, a common equity Tier 1 capital to risk-weighted assets ratio of 6.50% and a Tier 1 capital to average assets ratio of 5.00%.   In addition, we have an internal policy which provides that dividends paid to us by MB Financial Bank cannot exceed an amount that would cause MB Financial Bank’s total risk-based capital ratio, Tier 1 capital to risk-weighted assets ratio, common equity Tier 1 capital to risk-weighted assets ratio and Tier 1 capital to average assets ratio to fall below 11%, 9%, 7.5% and 7%, respectively.  See “Item 1. Business — Supervision and Regulation” in our Annual Report on Form 10-K for the year ended December 31, 2017.

At March 31, 2018, the Company’s total risk-based capital ratio was 13.57%, Tier 1 capital to risk-weighted assets ratio was 10.64%, common equity Tier 1 capital to risk-weighted assets ratio was 9.51% and Tier 1 capital to average asset ratio was 9.73%. At March 31, 2018, MB Financial Bank’s total risk-based capital ratio was 12.76%, Tier 1 capital to risk-weighted assets ratio was 10.79%, common equity Tier 1 capital to risk-weighted assets ratio was 10.78% and Tier 1 capital to average asset ratio was 9.87%. MB Financial Bank was categorized as “Well-Capitalized” at March 31, 2018 under the regulations of the Office of the Comptroller of the Currency.

The Company and MB Financial Bank must maintain a capital conservation buffer consisting of additional common equity Tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  The new capital conservation buffer requirement began phasing in on January 1, 2016 when a buffer greater than 0.625% of risk-weighted assets was required, which amount will increase each year until the buffer requirement is fully implemented on January 1, 2019. At March 31, 2018, the Company and MB Financial Bank maintained capital above the 1.875% conservation buffer required for 2018.

Non-GAAP Financial Information

This report contains certain financial information determined by methods other than in accordance with accounting principles generally accepted in the United States of America (GAAP). These measures include net interest income on a fully tax equivalent basis, net interest margin on a fully tax equivalent basis and net interest margin on a fully tax equivalent basis excluding the effect of the acquisition accounting discount accretion on loans acquired through the bank mergers. Our management uses these non-GAAP measures, together with the related GAAP measures, in its analysis of our performance and in making business decisions. Management also uses these measures for peer comparisons. The tax equivalent adjustment to net interest income recognizes the income tax savings when comparing taxable and tax-exempt assets and assumes a Federal tax rate of 21% for 2018 and 35% for 2017. Management believes that it is a standard practice in the banking industry to present net interest income and net interest margin on a fully tax equivalent basis, and accordingly believes that providing these measures may be useful for peer comparison purposes. Management also believes that presenting net interest margin on a tax equivalent basis excluding the effect of the acquisition accounting discount accretion on loans acquired through the Taylor Capital and American Chartered mergers is useful in assessing the impact of acquisition accounting on net interest margin, as the effect of loan discount accretion is expected to decrease as the acquired loans mature or roll off our balance sheet. These disclosures should not be viewed as substitutes for the results determined to be in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Reconciliations of net interest income on a fully tax equivalent basis to net interest income and net interest margin on a fully tax equivalent basis and net interest margin on a fully tax equivalent basis excluding the effect of the acquisition accounting discount accretion on loans acquired through the Taylor Capital and American Chartered mergers to net interest margin are contained in the tables under “Net Interest Margin.”

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

Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (1) the possibility that the actual costs and goodwill impairment charge incurred from the discontinuation of our national mortgage origination business will be materially different from the costs and impairment charge we have estimated, and the possibility that the actual changes in net interest income from the Mortgage Banking Segment, mortgage origination revenue from the Mortgage Banking Segment, mortgage servicing revenue from the Mortgage Banking Segment, non-interest expense from the Mortgage Banking Segment, and our pre-tax income resulting from the discontinuation of our national mortgage origination business will be materially different from the changes we have estimated; (2) the risk that funds obtained from capital raising activities will not be utilized efficiently or effectively; (3) expected revenues, cost savings, synergies, and other benefits from our merger and acquisition activities might not be realized within the expected time frames or at all and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (4) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan and lease losses, which could necessitate additional provisions for loan losses, resulting both from originated loans and loans acquired from other financial institutions; (5) the quality and composition of our securities portfolio; (6) competitive pressures among depository institutions; (7) interest rate movements and their impact on customer behavior, net interest margin and the value of our mortgage servicing rights; (8) the possibility that our mortgage banking business may experience increased volatility in its revenues and earnings and the possibility that the profitability of our mortgage banking business could be significantly reduced, both before and after the discontinuation of our national mortgage origination business, if we are unable to originate and sell mortgage loans at profitable margins or if changes in interest rates negatively impact the value of our mortgage servicing rights; (9) the impact of repricing and competitors’ pricing initiatives on loan and deposit products; (10) fluctuations in real estate values; (11) results of examinations of us and our bank subsidiary by regulatory authorities and the possibility that any such regulatory authority may, among other things, limit our business activities, require us to change our business mix, increase our allowance for loan and lease losses, write-down asset values or increase our capital levels, or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; (12) our ability to adapt successfully to technological changes to meet customers’ needs and developments in the market place; (13) the possibility that security measures implemented might not be sufficient to mitigate the risk of a cyber attack or cyber theft, and that such security measures might not protect against systems failures or interruptions; (14) our ability to realize the residual values of our direct finance, leveraged, and operating leases; (15) our ability to access cost-effective funding; (16) changes in financial markets; (17) changes in economic conditions in general and in the Chicago metropolitan area in particular; (18) the costs, effects, and outcomes of litigation; (19) new legislation or regulatory changes, including but not limited to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act") and regulations adopted thereunder, changes in capital requirements pursuant to the Dodd-Frank Act, changes in the interpretation and/or application of laws and regulations by regulatory authorities, other governmental initiatives affecting the financial services industry and changes in federal and/or state tax laws, including but not limited to the TCJ Act, or interpretations thereof by taxing authorities; (20) changes in accounting principles, policies or guidelines; (21) our future acquisitions of other depository institutions or lines of business; and (22) future goodwill impairment due to changes in our business, changes in market conditions, or other factors.

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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at March 31, 2018 that we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown.  Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability.

The table is intended to provide an approximation of the projected repricing of assets and liabilities at March 31, 2018 based on contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced because of contractual amortization and rate adjustments on adjustable-rate loans.  Loan and investment securities’ contractual maturities and amortization reflect expected prepayment assumptions.  While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on some of the accounts will not adjust immediately to changes in other interest rates. Therefore, the information in the table is calculated assuming that NOW, money market and savings deposits will reprice as follows: 51%, 46%, and 33%, respectively, in the first three months, 7%, 16%, and 13%, respectively, in the next nine months, 25%, 33%, and 37%, respectively, from one year to five years, and 17%, 5%, and 17%, respectively over five years (dollars in thousands):

	Time to Maturity or Repricing
	0 – 90	91 - 365	1 – 5	Over 5
	Days	Days	Years	Years	Total
Interest Earning Assets:
Interest earning deposits with banks	$36,012	$12,521	$1,841	$250	$50,624
Investment securities	144,027	304,154	1,334,037	960,191	2,742,409
Loans held for sale	561,549	—	—	—	561,549
Loans, including covered loans	8,222,734	1,351,396	3,495,884	864,966	13,934,980
Total interest earning assets	$8,964,322	$1,668,071	$4,831,762	$1,825,407	$17,289,562
Interest Bearing Liabilities:
NOW, money market, and interest bearing deposits	$2,344,200	$578,245	$1,405,820	$530,241	$4,858,506
Savings deposits	399,739	155,668	461,125	213,436	1,229,968
Time deposits	531,167	962,923	1,001,198	1,682	2,496,970
Short-term borrowings	642,679	75,000	—	—	717,679
Long-term borrowings	503,990	19,880	323,019	4,332	851,221
Junior subordinated notes issued to capital trusts	194,304	—	—	—	194,304
Total interest bearing liabilities	$4,616,079	$1,791,716	$3,191,162	$749,691	$10,348,648
Rate sensitive assets (RSA)	$8,964,322	$10,632,393	$15,464,155	$17,289,562	$17,289,562
Rate sensitive liabilities (RSL)	4,616,079	6,407,795	9,598,957	10,348,648	10,348,648
Cumulative GAP (GAP=RSA-RSL)	4,348,243	4,224,598	5,865,198	6,940,914	6,940,914
RSA/Total assets	44.45%	52.72%	76.68%	85.73%	85.73%
RSL/Total assets	22.89	31.77	47.60	51.31	51.31
GAP/Total assets	21.56	20.95	29.08	34.42	34.42
GAP/RSA	48.51	39.73	37.93	40.15	40.15

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

Based on simulation modeling which assumes gradual changes in interest rates over a one-year period and no growth in balances of our interest earning assets and interest bearing liabilities at March 31, 2018, we believe that our net interest income would change due to changes in interest rates as follows (dollars in thousands):

Gradual
Changes in	Year 1			Year 2
Levels of	Net Interest	Dollar	Percentage	Net Interest	Dollar	Percentage
Interest Rates	Income	Change	Change	Income	Change	Change
+ 2.00%	$692,984	$55,258	8.66%	$728,903	$81,630	12.61%
+ 1.00%	666,612	28,886	4.53	693,671	46,398	7.17
Base	637,726	—	—	647,273	—	—
- 1.00%	609,265	(28,461)	(4.46)	591,694	(55,579)	(8.59)
Implied forward rates	643,982	6,256	0.98	666,092	18,819	2.91

Based on simulation modeling which assumes gradual changes in interest rates over a one-year period and assuming projected growth in balances of our interest earning assets and interest bearing liabilities at March 31, 2018, we believe that our net interest income would change due to changes in interest rates as follows (dollars in thousands):

Gradual
Changes in	Year 1			Year 2
Levels of	Net Interest	Dollar	Percentage	Net Interest	Dollar	Percentage
Interest Rates	Income	Change	Change	Income	Change	Change
+ 2.00%	$721,959	$55,162	8.27%	$823,966	$95,025	13.04%
+ 1.00%	694,983	28,186	4.23	783,334	54,393	7.46
Base	666,797	—	—	728,941	—	—
- 1.00%	636,941	(29,856)	(4.48)	662,502	(66,439)	(9.11)
Implied forward rates	671,422	4,625	0.69	749,910	20,969	2.88

Based on simulation modeling which assumes immediate changes in interest rates over a one-year period and no growth in balances of our interest earning assets and interest bearing liabilities at March 31, 2018, we believe that our net interest income would change due to changes in interest rates as follows (dollars in thousands):

Immediate
Changes in	Year 1
Levels of	Net Interest	Dollar	Percentage
Interest Rates	Income	Change	Change
+ 2.00%	$742,312	$104,586	16.40%
+ 1.00%	693,056	55,330	8.68
Base	637,726	—	—
- 1.00%	574,098	(63,628)	(9.98)

Based on simulation modeling which assumes immediate changes in interest rates over a one-year period and assuming projected growth in balances of our interest earning assets and interest bearing liabilities at March 31, 2018, we believe that our net interest income would change due to changes in interest rates as follows (dollars in thousands):

Immediate
Changes in	Year 1
Levels of	Net Interest	Dollar	Percentage
Interest Rates	Income	Change	Change
+ 2.00%	$777,347	$110,550	16.58%
+ 1.00%	724,763	57,966	8.69
Base	666,797	—	—
- 1.00%	597,043	(69,754)	(10.46)

In the interest rate sensitivity tables above, changes in net interest income reflect changes in the interest rates, repricing frequencies, and the fixed or variable characteristics of the interest earning assets and interest bearing liabilities.  The changes in net interest income incorporate the impact of loan floors as well as shifts from low-cost deposits to higher cost certificates of deposit in a rising rate environment. We assume that approximately $1.4 billion of low-cost deposits would move to higher cost certificates of deposit, over a logical time frame, if there were a gradual increase in the levels of interest rates of 1.00% and based on the forward curve with a static balance sheet at March 31, 2018. In addition, we assume that nearly $3 billion of low-cost deposits would move to higher cost certificates of deposit, over a logical time frame, if there were a gradual increase in the levels of interest rates of 2.00% with a static balance sheet at March 31, 2018.

The gradual and immediate changes are assumed to be parallel across all modeled rates and yield curves.  The implied forward rate scenario does not make this assumption.  The projected interest rates are determined from spot rates and are influenced by the shape of the yield curve.  In the implied forward rates scenario, short-term rates increase more than the long-term rates.  Over the first year, one-month LIBOR increases 70 basis points, three-month LIBOR increases 35 basis points, the five-year swap rate increases eight basis points and the 10-year swap rate increases six basis points.

The assumptions used in our interest rate sensitivity simulation discussed above are inherently uncertain and, as a result, the simulations cannot precisely measure net interest income or precisely predict the impact of changes in interest rates on net interest income.  Our model assumes that a portion of our variable rate loans that have minimum interest rates will remain in our portfolio regardless of changes in the interest rate environment.  Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of March 31, 2018 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting: During the quarter ended March 31, 2018, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Except as set forth below, there have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017.

The discontinuation of our national residential mortgage origination business could adversely affect our results of operations.

On April 12, 2018, we announced the discontinuation of our national mortgage origination business, which includes substantially all originations outside of our consumer banking footprint in the Chicagoland area. As a result, we expect to incur one-time pre-tax costs of approximately $37 million to $41 million during the remainder of 2018. It may take longer than we expect to complete the winding down of this business and we may incur costs that exceed our estimated costs. Although we expect the net impact of anticipated reductions in our quarterly net interest income from the Mortgage Banking Segment, mortgage origination revenue from the Mortgage Banking Segment, mortgage servicing revenue from the Mortgage Banking Segment and non-interest expense from the Mortgage Banking Segment to increase our quarterly pre-tax income from the first quarter of 2018 by approximately $7.7 million by the first quarter of 2019, no assurance can be given as to when or whether we will realize this benefit. In addition, we expect revenues from the Mortgage Banking Segment to decrease more quickly than expenses from the Mortgage Banking Segment, as we will stop accepting locked loans and loan applications from our national residential mortgage origination business during the second quarter of 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information for the three months ended March 31, 2018 with respect to our repurchases of our outstanding common shares:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in Thousands)
January 1, 2018 — January 31, 2018	22	$44.52	—	$—
February 1, 2018 — February 28, 2018	31,288	42.08	—	—
March 1, 2018 — March 31, 2018	161	44.10	—	—
Total	31,471	$42.09	—

(1)	Includes shares withheld to satisfy tax withholding obligations upon the vesting of restricted stock awards.

Item 6.	Exhibits

Exhibit Number	Description

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

10.24A
Amended and Restated Employment Agreement by and between the Registrant, MB Financial Bank, N.A. and Mark A. Hoppe (incorporated herein by reference to Exhibit 10.24A to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-36599))

10.25
Taylor Capital Group, Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K of Taylor Capital Group, Inc. for the year ended December 31, 2008 (File No. 000-50034))

10.25A
Trust Under Taylor Capital Group, Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.17 of the Registration Statement on Form S-1 of Taylor Capital Group, Inc. filed May 24, 2002 (Registration No. 333-89158))

10.25B
Amendment to the Taylor Capital Group, Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.25B to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-36599))

10.26
Taylor Capital Group, Inc. Senior Officer Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q of Taylor Capital Group, Inc. for the quarterly period ended June 30, 2009 (File No. 000-50034))

10.26A
Amendment to the Taylor Capital Group, Inc. Senior Officer Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.26A to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-36599))

10.27
First Oak Brook Bancshares, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 to First Oak Brook’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-14468))

10.27A
Amendment to First Oak Brook Bancshares, Inc. Executive Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.27A to the Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2007 filed on May 15, 2007 (File No. 0-24566-01))

10.29
Form of Transitional Employment Agreement between the Registrant (as successor to First Oak Brook) and Rosemarie Bouman (incorporated herein by reference to Exhibit 10.10 to First Oak Brook’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-14468))

10.29A
First Amendment to Transitional Employment Agreement between the Registrant (as successor to First Oak Brook) and Rosemarie Bouman ((incorporated herein by reference to Exhibit 10.28A to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2006, filed March 2, 2007 (File No. 0-24566-01))

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

101
The following financial statements from the MB Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) the notes to consolidated financial statements*

*  Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MB FINANCIAL, INC.
(registrant)

Date:	May 10, 2018	By:	/s/Mitchell Feiger
Mitchell Feiger
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2018	By:	/s/Randall T. Conte
Randall T. Conte
Vice President and Chief Financial Officer
(Principal Financial Officer)