Form 10-Q
period 2018-06-30
MB FINANCIAL INC /MD
filed 2018-08-09
CIK 1139812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

There were issued and outstanding 84,200,745 shares of the Registrant’s common stock as of August 8, 2018.

MB FINANCIAL, INC.

FORM 10-Q

June 30, 2018

i

PART I.        FINANCIAL INFORMATION

Item 1.	Financial Statements

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	(Unaudited)
	June 30, 2018	December 31, 2017
ASSETS
Cash and due from banks	$373,448	$397,880
Interest earning deposits with banks	119,672	181,341
Total cash and cash equivalents	493,120	579,221
Investment securities:
Securities available for sale, at fair value	1,647,260	1,408,326
Securities held to maturity, at amortized cost ($940,203 fair value at June 30, 2018 and $992,455 at December 31, 2017)	923,036	959,082
Marketable equity securities, at fair value	10,922	—
Non-marketable securities - FHLB and FRB stock	115,453	114,111
Total investment securities	2,696,671	2,481,519
Loans held for sale	423,367	548,578
Loans:
Total loans, excluding purchased credit-impaired loans	13,719,244	13,846,318
Purchased credit-impaired loans	101,001	119,744
Total loans	13,820,245	13,966,062
Less: Allowance for loan and lease losses	162,790	157,710
Net loans	13,657,455	13,808,352
Lease investments, net	433,505	409,051
Premises and equipment, net	281,458	286,690
Cash surrender value of life insurance	205,982	203,602
Goodwill	999,925	1,003,548
Other intangibles	50,968	54,766
Mortgage servicing rights, at fair value	296,629	276,279
Other real estate owned, net	10,869	9,736
Other real estate owned related to FDIC-assisted transactions	2,908	4,788
Other assets	413,700	420,810
Total assets	$19,966,557	$20,086,940
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$6,347,208	$6,381,512
Interest bearing	8,575,455	8,576,866
Total deposits	14,922,663	14,958,378
Short-term borrowings	651,462	861,039
Long-term borrowings	730,292	505,158
Junior subordinated notes issued to capital trusts	194,450	211,494
Accrued expenses and other liabilities	518,997	541,048
Total liabilities	17,017,864	17,077,117
STOCKHOLDERS’ EQUITY
Preferred stock, ($0.01 par value, authorized 10,000,000 shares at June 30, 2018 and December 31, 2017; Series A, 8% perpetual non-cumulative, none issued and outstanding at June 30, 2018 and 4,000,000 shares issued and outstanding at December 31, 2017, $25 liquidation value; Series C, 6% perpetual non-cumulative, 200,000 shares issued and outstanding at June 30, 2018 and December 31, 2017, $1,000 liquidation value)	194,719	309,999
Common stock, ($0.01 par value; authorized 120,000,000 shares at June 30, 2018 and December 31, 2017; issued 86,121,465 shares at June 30, 2018 and 85,801,702 shares at December 31, 2017)	861	858
Additional paid-in capital	1,698,057	1,691,007
Retained earnings	1,127,814	1,065,303
Accumulated other comprehensive (loss) income	(9,818)	3,584
Less: 1,926,871 and 1,883,810 shares of treasury common stock, at cost, at June 30, 2018 and December 31, 2017, respectively	(62,940)	(60,928)
Total stockholders’ equity	2,948,693	3,009,823
Total liabilities and stockholders’ equity	$19,966,557	$20,086,940

     See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest income:
Loans:
Taxable	$164,401	$143,426	$321,520	$277,163
Nontaxable	2,330	2,791	4,601	5,671
Investment securities:
Taxable	10,578	8,717	18,512	17,839
Nontaxable	9,439	9,837	18,915	19,810
Other interest earning accounts and Federal funds sold	244	228	375	427
Total interest income	186,992	164,999	363,923	320,910
Interest expense:
Deposits	17,386	8,793	32,418	16,268
Short-term borrowings	2,769	3,912	5,285	6,292
Long-term borrowings and junior subordinated notes	7,768	3,300	13,770	6,313
Total interest expense	27,923	16,005	51,473	28,873
Net interest income	159,069	148,994	312,450	292,037
Provision for credit losses	6,219	9,699	13,727	13,433
Net interest income after provision for credit losses	152,850	139,295	298,723	278,604
Non-interest income:
Mortgage banking revenue	18,926	30,152	43,973	58,608
Lease financing revenue, net	22,918	18,401	47,628	39,819
Treasury management fees	15,066	14,499	30,222	29,188
Wealth management fees	8,969	8,498	18,090	17,018
Card fees	5,654	4,413	10,441	8,979
Capital markets and international banking fees	3,785	3,586	6,783	6,839
Consumer and other deposit service fees	2,929	3,285	5,841	6,648
Brokerage fees	1,050	1,250	1,914	2,375
Loan service fees	2,148	2,037	4,393	4,006
Increase in cash surrender value of life insurance	1,272	1,301	2,380	2,589
Net (loss) gain on investment securities	(86)	137	(260)	368
Net loss on disposal of other assets	(397)	(4)	(754)	(127)
Other operating income	6,072	3,615	10,457	7,310
Total non-interest income	88,306	91,170	181,108	183,620
Non-interest expenses:
Salaries and employee benefits expense	123,478	102,566	229,992	204,117
Occupancy and equipment expense	16,451	15,284	33,880	30,328
Computer services and telecommunication expense	10,871	9,785	22,027	19,225
Advertising and marketing expense	3,342	3,245	7,205	6,406
Professional and legal expense	8,887	2,450	10,785	5,141
Other intangibles amortization expense	1,896	2,086	3,798	4,176
Branch exit and facilities impairment charges	340	6,589	340	5,907
Net loss recognized on other real estate owned and other related expense	1,048	690	1,095	1,534
Loss on extinguishment of debt	—	—	3,136	—
Goodwill impairment loss	3,623	—	3,623	—
Other operating expenses	23,056	23,517	44,997	45,720
Total non-interest expenses	192,992	166,212	360,878	322,554
Income before income taxes	48,164	64,253	118,953	139,670
Income tax expense	9,631	19,787	23,663	40,667
Net income	38,533	44,466	95,290	99,003
Dividends on preferred shares	3,000	2,002	6,100	4,005
Return from preferred stockholders due to redemption	—	—	(15,280)	—
Net income available to common stockholders	$35,533	$42,464	$104,470	$94,998

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - (Continued)
(Amounts in thousands, except share and per share data) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Common share data:
Basic earnings per common share	$0.42	$0.51	$1.24	$1.13
Diluted earnings per common share	0.42	0.50	1.23	1.12
Weighted average common shares outstanding for basic earnings per common share	84,253,966	83,842,963	84,160,344	83,753,195
Diluted weighted average common shares outstanding for diluted earnings per common share	85,251,810	84,767,414	85,074,626	84,773,271

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Net income	$38,533	$44,466	$95,290	$99,003
Unrealized holding (gains) losses on investment securities, net of reclassification adjustments	(7,968)	3,979	(20,060)	10,033
Reclassification adjustment for amortization of unrealized losses (gains) on investment securities transferred to held to maturity from available for sale	115	(350)	266	(823)
Reclassification adjustments for losses (gains) included in net income	86	(137)	260	(368)
Other comprehensive (loss) income, before tax	(7,767)	3,492	(19,534)	8,842
Income tax expense (benefit) related to items of other comprehensive (loss) income	2,097	(1,387)	5,225	(3,512)
Other comprehensive (loss) income, net of tax	(5,670)	2,105	(14,309)	5,330
Comprehensive income	$32,863	$46,571	$80,981	$104,333

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2018 and 2017
(Amounts in thousands, except per share data) (Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Non-controlling Interest	Total Stock- holders’ Equity
Balance at December 31, 2016	$115,572	$856	$1,678,826	$838,892	$5,190	$(60,384)	$257	$2,579,209
Net income	—	—	—	99,003	—	—	—	99,003
Other comprehensive income, net of tax	—	—	—	—	5,330	—	—	5,330
Cash dividends declared on preferred shares	—	—	—	(4,005)	—	—	—	(4,005)
Cash dividends declared on common shares ($0.40 per share)	—	—	—	(33,960)	—	—	—	(33,960)
Restricted common stock activity, net of tax	—	—	(6,837)	—	—	3,550	—	(3,287)
Stock option activity, net of tax	—	1	448	—	—	—	—	449
Repurchase of common shares in connection with employee benefit plans and held in trust for deferred compensation plan	—	—	461	—	—	(3,017)	—	(2,556)
Stock-based compensation expense	—	—	8,924	—	—	—	—	8,924
Purchase of additional investment in subsidiary from minority owners	—	—	(570)	—	—	—	(257)	(827)
Balance at June 30, 2017	$115,572	$857	$1,681,252	$899,930	$10,520	$(59,851)	$—	$2,648,280

Balance at December 31, 2017	$309,999	$858	$1,691,007	$1,065,303	$3,584	$(60,928)	$—	$3,009,823
Cumulative effect of accounting changes	—	—	—	(1,204)	907	—	—	(297)
Net income	—	—	—	95,290	—	—	—	95,290
Other comprehensive loss, net of tax	—	—	—	—	(14,309)	—	—	(14,309)
Redemption of preferred stock	(115,280)	—	—	15,280	—	—	—	(100,000)
Cash dividends declared on preferred shares	—	—	—	(6,100)	—	—	—	(6,100)
Cash dividends declared on common shares ($0.48 per share)	—	—	—	(40,755)	—	—	—	(40,755)
Restricted common stock activity, net of tax	—	1	(3,210)	—	—	—	—	(3,209)
Stock option activity, net of tax	—	2	428	—	—	—	—	430
Repurchase of common shares in connection with employee benefit plans and held in trust for deferred compensation plan	—	—	686	—	—	(2,012)	—	(1,326)
Stock-based compensation expense	—	—	9,146	—	—	—	—	9,146
Balance at June 30, 2018	$194,719	$861	$1,698,057	$1,127,814	$(9,818)	$(62,940)	$—	$2,948,693

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands) (Unaudited)

	Six Months Ended
	June 30,
	2018	2017
Cash Flows From Operating Activities
Net income	$95,290	$99,003
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment and leased equipment	55,690	44,922
Branch exit and facilities impairment charges	340	5,907
Compensation expense for share-based payment plans	9,146	8,924
Net loss (gain) on sales of premises and equipment and leased equipment	684	(752)
Amortization of other intangibles	3,798	4,176
Provision for credit losses	13,727	13,433
Deferred income tax expense	26,233	22,072
Amortization of premiums and discounts on investment securities, net	16,731	20,754
Accretion of discounts on loans, net	(9,239)	(13,858)
Net loss (gain) on investment securities	260	(368)
Proceeds from sale of loans held for sale	2,046,650	2,340,861
Origination of loans held for sale	(1,949,399)	(2,321,902)
Net loss on sale of loans held for sale	13,732	887
Origination of mortgage servicing rights	(25,041)	(27,568)
Change in fair value of mortgage servicing rights	4,826	16,677
Net loss on other real estate owned	737	1,313
Increase in cash surrender value of life insurance	(2,380)	(2,589)
Loss on extinguishment of debt	3,136	—
Goodwill impairment loss	3,623	—
Increase in other assets, net	13,370	2,797
Decrease in other liabilities, net	(58,110)	(37,530)
Net cash provided by operating activities	263,804	177,159
Cash Flows From Investing Activities
Proceeds from sales of investment securities available for sale	2,610	2,271
Proceeds from maturities and calls of investment securities available for sale	202,918	167,856
Purchases of investment securities available for sale	(480,158)	(47,016)
Proceeds from maturities and calls of investment securities held to maturity	62,668	72,250
Purchases of investment securities held to maturity	(26,443)	(29,457)
Purchase of marketable equity securities	(312)	—
Proceeds from sales of marketable equity securities	178	—
Purchases of non-marketable securities - FHLB and FRB stock	(33,212)	(110,711)
Redemption of non-marketable securities - FHLB and FRB stock	31,870	93,783
Net decrease (increase) in loans	143,580	(832,802)
Purchases of mortgage servicing rights	(135)	(786)
Purchases of premises and equipment and leased equipment	(76,901)	(78,833)
Proceeds from sales of premises and equipment and leased equipment	7,361	14,227
Proceeds from sale of other real estate owned	2,766	16,686
Proceeds from sale of other real estate owned related to FDIC-assisted transactions	1,213	2,587
Purchase of additional investment in subsidiary from minority owners	—	(827)
Net proceeds from FDIC related covered assets	434	(227)
Net cash used in investing activities	(161,563)	(730,999)
Cash Flows From Financing Activities
Net (decrease) increase in deposits	(35,715)	151,371
Proceeds from short-term borrowings - FHLB advances	140,000	2,350,000
Principal paid on short-term borrowings - FHLB advances	(550,000)	(2,125,000)
Net increase in other short-term borrowings	15,423	49,070
Proceeds from long-term borrowings	451,827	262,864
Principal paid on long-term borrowings	(41,693)	(94,494)
Redemption of junior subordinated notes issued to capital trusts	(20,619)	—
Redemption of preferred stock	(100,000)	—
Treasury stock transactions, net	(1,326)	(2,556)
Stock options exercised	2,803	1,376
Dividends paid on preferred stock	(8,100)	(4,005)
Dividends paid on common stock	(40,942)	(33,998)
Net cash (used in) provided by financing activities	(188,342)	554,628
Net (decrease) increase in cash and cash equivalents	$(86,101)	$788
Cash and cash equivalents:
Beginning of period	579,221	463,469
End of period	$493,120	$464,257

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Amounts in thousands) (Unaudited)

	Six Months Ended
	June 30,
	2018	2017
Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest paid to depositors and on other borrowed funds	$50,873	$27,666
Income tax payments, net	1,951	2,486
Supplemental Schedule of Noncash Investing Activities:
Investment securities held to maturity purchased not settled	$8,806	$2,553
Loans transferred to other real estate owned	3,890	2,658
Loans transferred to other real estate owned related to FDIC-assisted transactions	—	2,321
Loans transferred to repossessed assets	1,299	969
Operating leases rewritten as direct finance leases included as loans	2,359	1,547
Long-term borrowings transferred to short-term borrowings	185,000	150,000
Supplemental Schedule of Noncash Investing Activities From Acquisitions:
Adjustments to noncash assets previously acquired:
Loans	$—	$1,846
Goodwill	—	(1,113)
Other assets	—	(733)
Total adjustments to noncash assets previously acquired	$—	$—

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation

These unaudited consolidated financial statements include the accounts of MB Financial, Inc., a Maryland corporation (the “Company”), and its subsidiaries, including its wholly owned national bank subsidiary, MB Financial Bank, N.A. (“MB Financial Bank”), based in Chicago, Illinois. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows for the interim periods have been made. The results of operations for the six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year.
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

ASC Topic 842 "Leases." New authoritative accounting guidance under ASC Topic 842 "Leases" amended prior guidance to require lessees to recognize the assets and liabilities arising from all leases on the balance sheet. The new authoritative guidance defines a lease as a contract, or part of a contract, that conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. In addition, the qualifications for a sale and leaseback transaction have been amended. The new authoritative guidance also requires qualitative and quantitative disclosures by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The new authoritative guidance will be effective for reporting periods after January 1, 2019. In July 2018, the Financial Accounting Standards Board issued new authoritative guidance to provide an additional transition method that allows entities to not apply this new guidance in the comparative periods presented in the financial statements and instead recognize a cumulative effect adjustment to the beginning retained earnings at the date of application. The Company is evaluating the new guidance and its impact on the Company's statements of operations and financial condition. The Company expects an increase in assets and liabilities as a result of recording additional lease contracts where the Company is lessee.

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

The Company also adopted the new authoritative accounting guidance under ASC Topic 825 "Financial Instruments" and ASC Topic 220 "Income Statement - Reporting Comprehensive Income" on January 1, 2018. The Company recognized a cumulative effect increase to the beginning retained earnings and accumulated other comprehensive income totaling $385 thousand under ASC Topic 825 representing the fair value adjustment to equity securities at the date of initial application. In addition, the Company reclassified $729 thousand from accumulated other comprehensive loss to retained earnings for the stranded tax effects resulting from enactment of the Tax Cuts and Jobs Act at the date of initial application of the new guidance under ASC Topic 220.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Distributed earnings allocated to common stock	$20,472	$17,829	$40,755	$33,960
Undistributed earnings	18,061	26,637	54,535	65,043
Net income	38,533	44,466	95,290	99,003
Less: preferred stock dividends	3,000	2,002	6,100	4,005
Plus: return from preferred stockholders due to redemption (1)	—	—	15,280	—
Net income available to common stockholders for basic earnings per common share	35,533	42,464	104,470	94,998
Plus: preferred stock dividends on convertible preferred stock	—	2	—	5
Less: earnings allocated to participating securities	1	1	3	2
Earnings allocated to common stockholders for diluted earnings per common share	$35,532	$42,465	$104,467	$95,001
Weighted average shares outstanding for basic earnings per common share	84,253,966	83,842,963	84,160,344	83,753,195
Dilutive effect of:
Stock options	553,999	554,314	530,892	595,415
Restricted shares and units	443,845	363,003	383,390	417,433
Convertible preferred stock	—	7,134	—	7,228
Total dilutive effect of equity awards and convertible preferred stock	997,844	924,451	914,282	1,020,076
Weighted average shares outstanding for diluted earnings per common share	85,251,810	84,767,414	85,074,626	84,773,271
Basic earnings per common share	$0.42	$0.51	$1.24	$1.13
Diluted earnings per common share	0.42	0.50	1.23	1.12

(1)	Represents the excess carrying amount over the redemption price of the 8% Series A non-cumulative perpetual preferred stock redeemed in the first quarter of 2018.

Note 4.	Investment Securities

Amortized cost and fair value of investment securities, excluding marketable equity securities and non-marketable FHLB and FRB stock, were as follows as of the dates indicated (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2018
Available for Sale
U.S. Government sponsored agencies and enterprises	$5,098	$—	$(72)	$5,026
States and political subdivisions	338,927	11,686	(552)	350,061
Residential mortgage-backed securities	1,225,978	1,594	(21,993)	1,205,579
Commercial mortgage-backed securities	63,527	84	(187)	63,424
Corporate bonds	23,179	—	(9)	23,170
Total Available for Sale	1,656,709	13,364	(22,813)	1,647,260
Held to Maturity
States and political subdivisions	884,576	18,512	(1,745)	901,343
Residential mortgage-backed securities	38,460	400	—	38,860
Total Held to Maturity	923,036	18,912	(1,745)	940,203
Total	$2,579,745	$32,276	$(24,558)	$2,587,463
December 31, 2017
Available for Sale
U.S. Government sponsored agencies and enterprises	$23,013	$3	$(9)	$23,007
States and political subdivisions	363,813	15,998	(486)	379,325
Residential mortgage-backed securities	861,594	3,035	(11,930)	852,699
Commercial mortgage-backed securities	71,554	612	(131)	72,035
Corporate bonds	70,155	84	(42)	70,197
Equity securities (1)	11,236	—	(173)	11,063
Total Available for Sale	1,401,365	19,732	(12,771)	1,408,326
Held to Maturity
States and political subdivisions	878,400	32,559	(447)	910,512
Residential mortgage-backed securities	80,682	1,261	—	81,943
Total Held to Maturity	959,082	33,820	(447)	992,455
Total	$2,360,447	$53,552	$(13,218)	$2,400,781

(1)	Reflected in marketable equity securities on the consolidated balance sheet following the adoption of the new guidance under ASC Topic 825 "Financial Instruments" on January 1, 2018.

The increase in investment securities was due to investments in residential mortgage-backed securities in the first quarter of 2018. The Company has no direct exposure to the State of Illinois in its investment securities portfolio, but approximately 20% of the state and political subdivisions portfolio consisted of securities issued by municipalities located in Illinois as of June 30, 2018. Approximately 95% of the state and political subdivisions securities were general obligation issues, and 27% were insured or had another form of credit enhancement as of June 30, 2018.

Unrealized losses on investment securities by length of time in a continuous unrealized loss position and the fair value of the related securities at June 30, 2018 were as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for Sale
U.S. Government sponsored agencies and enterprises	$5,026	$(72)	$—	$—	$5,026	$(72)
States and political subdivisions	13,492	(57)	18,587	(495)	32,079	(552)
Residential mortgage-backed securities	713,248	(7,402)	398,203	(14,591)	1,111,451	(21,993)
Commercial mortgage-backed securities	31,993	(127)	11,263	(60)	43,256	(187)
Corporate bonds	23,170	(9)	—	—	23,170	(9)
Total Available for Sale	786,929	(7,667)	428,053	(15,146)	1,214,982	(22,813)
Held to Maturity
States and political subdivisions	131,461	(1,191)	14,546	(554)	146,007	(1,745)
Total	$918,390	$(8,858)	$442,599	$(15,700)	$1,360,989	$(24,558)

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

The total number of security positions in the investment portfolio in an unrealized loss position at June 30, 2018 was 626 compared to 471 at December 31, 2017. This increase in total number of security positions in a continuous unrealized loss position from December 31, 2017 to June 30, 2018 was mainly attributable to the mortgage-backed securities in the investment securities portfolio.

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

As of June 30, 2018, management does not have the intent to sell any of the securities in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of June 30, 2018, management believes the impairments detailed in the table above are temporary.

Changes in market interest rates can significantly influence the fair value of securities, and the fair value of our municipal securities portfolio would decline substantially if interest rates increase materially.

Net gains (losses) recognized on investment securities were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Realized gains	$62	$137	$150	$374
Realized losses	(148)	—	(410)	(6)
Net (losses) gains	$(86)	$137	$(260)	$368

The amortized cost and fair value of investment securities as of June 30, 2018 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following maturity summary.

	Amortized	Fair
(In thousands)	Cost	Value
Available for sale:
Due in one year or less	$61,670	$62,235
Due after one year through five years	124,424	128,078
Due after five years through ten years	40,076	40,532
Due after ten years	141,034	147,412
Residential and commercial mortgage-backed securities	1,289,505	1,269,003
	1,656,709	1,647,260
Held to maturity:
Due in one year or less	42,695	42,916
Due after one year through five years	175,308	180,895
Due after five years through ten years	224,040	229,732
Due after ten years	442,533	447,800
Residential mortgage-backed securities	38,460	38,860
	923,036	940,203
Total	$2,579,745	$2,587,463

Investment securities with a carrying amount of $738.6 million at June 30, 2018 and $726.1 million at December 31, 2017 were pledged as collateral on public deposits and for other purposes as required or permitted by law, while only $606.0 million and $625.2 million were required to be pledged at June 30, 2018 and December 31, 2017, respectively.

Investment securities held to maturity with a carrying amount of $2.6 million were transferred to the available for sale portfolio and subsequently sold during the first quarter of 2018. These investment securities were obligations of states and political subdivisions that were downgraded and no longer met our credit criteria.

Note 5.	Loans

Loans consist of the following at (in thousands):

	June 30, 2018	December 31, 2017
Commercial loans	$4,816,545	$4,786,180
Commercial loans collateralized by assignment of lease payments	2,100,460	2,113,135
Commercial real estate	3,929,327	4,147,529
Residential real estate	1,352,625	1,432,458
Construction real estate	495,805	406,849
Indirect vehicle	749,983	667,928
Home equity	192,785	219,098
Other consumer loans	81,714	73,141
Total loans, excluding purchased credit-impaired loans	13,719,244	13,846,318
Purchased credit-impaired loans	101,001	119,744
Total loans	$13,820,245	$13,966,062

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

Commercial Real Estate Loans. Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans. These loans are viewed primarily as property income based loans and the repayment of these loans is largely dependent on the successful operation of the property, which also serves as collateral for the loan. In addition, $1.2 billion of commercial real estate loans at June 30, 2018 were secured by owner-occupied properties where the primary source of repayment is the cash flow from the ongoing operations and activities conducted by the owner of the property. Loan performance may be adversely affected by factors impacting the general economy or conditions specific to the real estate market such as geographic location and/or property type.

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

Pledged loans. A collateral pledge agreement exists whereby at all times, the Company must keep on hand, free of all other pledges, liens, and encumbrances, loans with unpaid principal balances aggregating no less than 160% for qualifying first mortgage loans, 170% for home equity loans, 161% for qualifying commercial real estate loans and 105% for loans held for sale, of the outstanding advances from the Federal Home Loan Bank.  As of June 30, 2018 and December 31, 2017, the Company had $4.3 billion and $4.7 billion, respectively, of loans pledged as collateral for long-term Federal Home Loan Bank advances and third party letters of credit, while only $3.2 billion and $3.1 billion were required to be pledged at June 30, 2018 and December 31, 2017, respectively.
The Company also has a collateral pledge agreement with the Federal Reserve Bank. As of June 30, 2018 and December 31, 2017, the Company had $858.9 million and $902.2 million, respectively, of loans pledged as collateral at the Federal Reserve Bank for the discount window as a backup liquidity funding source.

The following table presents the contractual aging of the recorded investment in past due loans by class of loans as of June 30, 2018 and December 31, 2017 (in thousands):

	Current	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Total
June 30, 2018
Commercial	$4,808,606	$116	$217	$7,606	$7,939	$4,816,545
Commercial collateralized by assignment of lease payments	2,069,443	16,560	10,769	3,688	31,017	2,100,460
Commercial real estate:
Health care	694,863	—	—	—	—	694,863
Industrial	857,560	764	—	3,424	4,188	861,748
Multifamily	549,083	529	—	—	529	549,612
Retail	489,135	—	—	835	835	489,970
Office	430,984	—	—	228	228	431,212
Other	900,604	552	86	680	1,318	901,922
Residential real estate	1,341,504	617	1,687	8,817	11,121	1,352,625
Construction real estate	495,805	—	—	—	—	495,805
Indirect vehicle	744,297	3,947	1,131	608	5,686	749,983
Home equity	186,479	1,187	794	4,325	6,306	192,785
Other consumer	81,541	91	43	39	173	81,714
Total loans, excluding purchased credit-impaired loans	13,649,904	24,363	14,727	30,250	69,340	13,719,244
Purchased credit-impaired loans	60,429	4,685	5,124	30,763	40,572	101,001
Total loans	$13,710,333	$29,048	$19,851	$61,013	$109,912	$13,820,245
Non-performing loan aging	$30,509	$1,103	$6,663	$30,250	$38,016	$68,525

December 31, 2017
Commercial	$4,769,244	$1,702	$6,926	$8,308	$16,936	$4,786,180
Commercial collateralized by assignment of lease payments	2,099,246	11,320	1,878	691	13,889	2,113,135
Commercial real estate:
Health care	710,722	—	—	—	—	710,722
Industrial	908,394	—	—	755	755	909,149
Multifamily	601,844	688	—	732	1,420	603,264
Retail	503,224	—	—	474	474	503,698
Office	453,960	—	956	1,454	2,410	456,370
Other	956,181	7,035	76	1,034	8,145	964,326
Residential real estate	1,410,473	12,359	1,907	7,719	21,985	1,432,458
Construction real estate	404,595	2,254	—	—	2,254	406,849
Indirect vehicle	661,028	4,905	1,083	912	6,900	667,928
Home equity	210,831	3,161	1,073	4,033	8,267	219,098
Other consumer	72,846	202	36	57	295	73,141
Total loans, excluding purchased credit-impaired loans	13,762,588	43,626	13,935	26,169	83,730	13,846,318
Purchased credit-impaired loans	63,937	8,749	3,997	43,061	55,807	119,744
Total loans	$13,826,525	$52,375	$17,932	$69,230	$139,537	$13,966,062
Non-performing loan aging	$36,879	$8,799	$4,961	$26,169	$39,929	$76,808

The following table presents the recorded investment in non-accrual loans and loans past due ninety days or more and still accruing by class of loans, excluding purchased credit-impaired loans, as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018		December 31, 2017
		Loans past due		Loans past due
	Non-accrual	90 days or more and still accruing	Non-accrual	90 days or more and still accruing
Commercial	$10,727	$—	$14,001	$3,500
Commercial collateralized by assignment of lease payments	5,373	3,688	490	531
Commercial real estate:
Health care	—	—	—	—
Industrial	3,485	—	8,807	—
Multifamily	635	—	860	—
Office	557	—	2,772	—
Retail	835	—	590	—
Other	5,813	75	8,016	190
Residential real estate	19,103	201	18,374	1,210
Construction real estate	—	—	—	—
Indirect vehicle	3,444	7	3,019	81
Home equity	14,541	—	14,305	—
Other consumer	2	39	4	58
Total	$64,515	$4,010	$71,238	$5,570

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

Loans not rated are included in groups of homogeneous loans with similar risk and loss characteristics and are not included in the table below. The following tables present the risk category of loans by class of loans based on the most recent analysis performed, excluding purchased credit-impaired loans, as of June 30, 2018 and December 31, 2017 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2018
Commercial	$4,518,183	$169,458	$128,904	$—	$4,816,545
Commercial collateralized by assignment of lease payments	2,083,287	6,114	11,059	—	2,100,460
Commercial real estate:
Health care	610,505	7,149	77,209	—	694,863
Industrial	833,104	19,720	8,924	—	861,748
Multifamily	546,488	1,345	1,779	—	549,612
Retail	465,899	21,226	2,845	—	489,970
Office	422,682	4,735	3,795	—	431,212
Other	854,186	16,600	31,136	—	901,922
Construction real estate	490,270	—	5,535	—	495,805
Total	$10,824,604	$246,347	$271,186	$—	$11,342,137
December 31, 2017
Commercial	$4,535,111	$147,232	$103,837	$—	$4,786,180
Commercial collateralized by assignment of lease payments	2,095,668	7,527	9,940	—	2,113,135
Commercial real estate:
Health care	640,751	33,672	36,299	—	710,722
Industrial	885,524	12,411	11,214	—	909,149
Multifamily	595,818	146	7,300	—	603,264
Retail	492,830	8,326	2,542	—	503,698
Office	452,902	696	2,772	—	456,370
Other	891,703	37,682	34,941	—	964,326
Construction real estate	406,849	—	—	—	406,849
Total	$10,997,156	$247,692	$208,845	$—	$11,453,693

Approximately $27.5 million and $35.6 million of the substandard loans were non-performing as of June 30, 2018 and December 31, 2017, respectively.

For residential real estate, home equity, indirect vehicle and other consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in those loan classes based on payment activity, excluding purchased credit-impaired loans, as of June 30, 2018 and December 31, 2017 (in thousands):

	Performing	Non-performing	Total
June 30, 2018
Residential real estate	$1,333,321	$19,304	$1,352,625
Indirect vehicle	746,532	3,451	749,983
Home equity	178,244	14,541	192,785
Other consumer	81,673	41	81,714
Total	$2,339,770	$37,337	$2,377,107
December 31, 2017
Residential real estate	$1,412,874	$19,584	$1,432,458
Indirect vehicle	664,828	3,100	667,928
Home equity	204,793	14,305	219,098
Other consumer	73,079	62	73,141
Total	$2,355,574	$37,051	$2,392,625

The recorded investment in residential mortgage loans secured by residential real estate properties (including purchased credit-impaired loans) for which foreclosure proceedings are in process totaled $54.7 million and $43.6 million at June 30, 2018 and December 31, 2017, respectively.

The following tables present loans individually evaluated for impairment by class of loans, excluding purchased credit-impaired loans, as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018
					Three Months Ended		Six Months Ended
	Unpaid Principal Balance	Recorded Investment	Partial Charge-offs	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$5,862	$5,321	$541	$—	$6,473	$—	$6,768	$—
Commercial collateralized by assignment of lease payments	—	—	—	—	—	—	—	—
Commercial real estate:
Health care	—	—	—	—	—	—	—	—
Industrial	—	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—	—
Retail	—	—	—	—	—	—	—	—
Office	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	1,653	52
Residential real estate	4,089	4,051	38	—	4,142	—	3,770	—
Construction real estate	—	—	—	—	—	—	—	—
Indirect vehicle	647	334	313	—	644	21	562	28
Home equity	79	79	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—	—	—
With an allowance recorded:
Commercial	4,795	4,795	—	1,421	4,917	78	4,921	97
Commercial collateralized by assignment of lease payments	5,078	5,078	—	3,144	331	—	166	—
Commercial real estate:
Health care	—	—	—	—	—	—	539	28
Industrial	3,423	3,423	—	1,420	3,493	4	3,207	8
Multifamily	—	—	—	—	—	—	—	—
Retail	—	—	—	—	—	—	—	—
Office	—	—	—	—	—	—	—	—
Other	6,487	6,487	—	559	4,149	124	2,086	124
Residential real estate	20,461	18,603	1,858	1,729	18,605	31	18,956	32
Construction real estate	—	—	—	—	—	—	—	—
Indirect vehicle	—	—	—	—	—	—	—	—
Home equity	31,383	28,767	2,616	1,923	28,933	20	29,305	30
Other consumer	—	—	—	—	—	—	—	—
Total	$82,304	$76,938	$5,366	$10,196	$71,687	$278	$71,933	$399

	December 31, 2017
					Year Ended
	Unpaid Principal Balance	Recorded Investment	Partial Charge-offs	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$8,312	$7,771	$541	$—	$5,595	$95
Commercial collateralized by assignment of lease payments	—	—	—	—	301	—
Commercial real estate:
Health care	—	—	—	—	—	—
Industrial	—	—	—	—	1,260	8
Multifamily	—	—	—	—	1,261	29
Retail	—	—	—	—	814	27
Office	527	527	—	—	1,426	18
Other	10,597	10,597	—	—	2,312	128
Residential real estate	1,950	1,912	38	—	483	—
Construction real estate	—	—	—	—	—	—
Indirect vehicle	408	202	206	—	411	26
Home equity	81	81	—	—	376	—
Other consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial	7,418	7,418	—	2,315	7,668	277
Commercial collateralized by assignment of lease payments	—	—	—	—	126	14
Commercial real estate:
Health care	—	—	—	—	—	—
Industrial	8,339	8,317	22	2,669	3,215	171
Multifamily	568	568	—	320	426	—
Retail	—	—	—	—	1,345	28
Office	2,293	2,277	16	752	636	4
Other	—	—	—	—	29	—
Residential real estate	21,380	19,014	2,366	2,158	17,616	25
Construction real estate	—	—	—	—	—	—
Indirect vehicle	—	—	—	—	—	—
Home equity	30,762	28,286	2,476	2,200	27,982	54
Other consumer	—	—	—	—	—	—
Total	$92,635	$86,970	$5,665	$10,414	$73,282	$904

Impaired loans included accruing restructured loans of $25.7 million and $28.6 million that have been modified and are performing in accordance with those modified terms as of June 30, 2018 and December 31, 2017, respectively.  In addition, impaired loans included $26.2 million and $30.8 million of non-performing restructured loans as of June 30, 2018 and December 31, 2017, respectively.

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

The following table presents loans that were restructured during the three months ended June 30, 2018 (dollars in thousands):

	June 30, 2018
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Charge-offs and Specific Reserves
Performing:
Total	—	$—	$—	$—
Non-Performing:
Residential real estate	8	$935	$935	$152
Indirect vehicle	9	54	54	36
Home equity	2	76	76	5
Total	19	$1,065	$1,065	$193

The following table presents loans that were restructured during the six months ended June 30, 2018 (dollars in thousands):

	June 30, 2018
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Charge-offs and Specific Reserves
Performing:
Residential real estate	1	$88	$88	$9
Total	1	$88	$88	$9
Non-Performing:
Residential real estate	16	$2,441	$2,441	$938
Indirect vehicle	20	120	120	38
Home equity	5	210	210	14
Total	41	$2,771	$2,771	$990

The following table presents loans that were restructured during the three months ended June 30, 2017 (dollars in thousands):

	June 30, 2017
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Charge-offs and Specific Reserves
Performing:
Commercial	5	$2,491	$2,491	$373
Commercial real estate:
Industrial	2	2,787	2,787	—
Office	1	549	549	—
Other	1	147	147	—
Residential real estate	3	$493	$493	$86
Home equity	2	46	46	3
Total	14	$6,513	$6,513	$462
Non-Performing:
Commercial	2	$676	$676	$—
Commercial real estate:
Multifamily	3	290	290	—
Retail	1	906	906	—
Residential real estate	8	1,122	1,122	289
Indirect vehicle	8	77	77	25
Home equity	2	593	593	57
Total	24	$3,664	$3,664	$371

The following table presents loans that were restructured during the six months ended June 30, 2017 (dollars in thousands):

	June 30, 2017
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Charge-offs and Specific Reserves
Performing:
Commercial	5	$2,491	$2,491	$373
Commercial real estate
Industrial	2	2,787	2,787	—
Office	1	549	549	—
Other	1	147	147	—
Residential real estate	6	902	902	135
Home equity	3	78	78	6
Total	18	$6,954	$6,954	$514
Non-Performing:
Commercial	2	$676	$676	$—
Commercial real estate:
Multifamily	3	290	290	—
Retail	1	906	906	—
Residential real estate	17	2,380	2,380	443
Indirect vehicle	11	97	97	29
Home equity	3	593	593	57
Total	37	$4,942	$4,942	$529

Of the troubled debt restructurings entered into during the past twelve months, none subsequently defaulted during the six months ended June 30, 2018.  Performing troubled debt restructurings are considered to have defaulted when they become 90 days or more past due post-restructuring or are placed on non-accrual status.

The following table presents the troubled debt restructurings activity during the six months ended June 30, 2018 (in thousands):

	Performing	Non-performing
Beginning balance	$28,554	$30,836
Additions	88	2,771
Charge-offs	—	(130)
Principal payments, net	(4,774)	(5,364)
Removals	(77)	(8)
Transfer to other real estate owned	—	—
Transfers in	2,382	513
Transfers out	(513)	(2,382)
Ending balance	$25,660	$26,236

Loans removed from troubled debt restructuring status are those that were restructured in a previous calendar year at a market rate of interest and have performed in compliance with the modified terms.

The following table presents the type of modification for loans that have been restructured during the six months ended June 30, 2018 (in thousands):

	June 30, 2018

	Extended
	Maturity,		Delay in
	Amortization	Extended	Payments and/or
	and Reduction	Maturity and/or	Reduction of
	of Interest Rate	Amortization	Interest Rate	Total
Residential real estate	$1,256	$862	$411	$2,529
Indirect vehicle	—	—	120	120
Home equity	—	210	—	210
Total	$1,256	$1,072	$531	$2,859

The following table presents the activity in the allowance for credit losses, balance in allowance for credit losses and recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2018 and 2017 (in thousands):

	Commercial	Commercial collateralized by assignment of lease payments	Commercial real estate	Residential real estate	Construction real estate	Indirect vehicle	Home equity	Other consumer	Unfunded commitments	Total
June 30, 2018
Allowance for credit losses:
Three Months Ended
Beginning balance	$45,551	$12,993	$65,798	$6,376	$19,803	$4,350	$4,346	$2,495	$1,678	$163,390
Charge-offs	1,534	716	2,621	28	—	1,328	184	309	—	6,720
Recoveries	167	149	329	26	37	664	228	89	—	1,689
Provision	(3,866)	669	1,885	(642)	6,952	1,052	(248)	307	110	6,219
Ending balance	$40,318	$13,095	$65,391	$5,732	$26,792	$4,738	$4,142	$2,582	$1,788	$164,578

Six Months Ended
Beginning balance	$46,267	$13,007	$63,429	$7,012	$15,501	$4,728	$5,296	$2,470	$1,698	$159,408
Charge-offs	2,936	716	5,097	729	—	3,152	248	660	—	13,538
Recoveries	504	400	1,091	96	430	1,843	298	319	—	4,981
Provision	(3,517)	404	5,968	(647)	10,861	1,319	(1,204)	453	90	13,727
Ending balance	$40,318	$13,095	$65,391	$5,732	$26,792	$4,738	$4,142	$2,582	$1,788	$164,578
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,421	$3,144	$1,979	$1,729	$—	$—	$1,923	$—	$616	$10,812
Collectively evaluated for impairment	38,823	9,951	62,400	4,003	26,757	4,738	2,219	2,582	1,172	152,645
Acquired and accounted for under ASC 310-30 (1)	74	—	1,012	—	35	—	—	—	—	1,121
Total ending allowance balance	$40,318	$13,095	$65,391	$5,732	$26,792	$4,738	$4,142	$2,582	$1,788	$164,578

Loans:
Individually evaluated for impairment	$10,116	$5,078	$9,910	$22,654	$—	$334	$28,846	$—	$—	$76,938
Collectively evaluated for impairment	4,806,429	2,095,382	3,919,417	1,329,971	495,805	749,649	163,939	81,714	—	13,642,306
Acquired and accounted for under ASC 310-30 (1)	10,459	—	24,286	51,485	3,641	—	9,855	1,275	—	101,001
Total ending loans balance	$4,827,004	$2,100,460	$3,953,613	$1,404,110	$499,446	$749,983	$202,640	$82,989	$—	$13,820,245

	Commercial	Commercial collateralized by assignment of lease payments	Commercial real estate	Residential real estate	Construction real estate	Indirect vehicle	Home equity	Other consumer	Unfunded commitments	Total
June 30, 2017
Allowance for credit losses:
Three Months Ended
Beginning balance	$40,690	$12,143	$58,220	$8,131	$14,859	$3,624	$5,312	$1,191	$2,328	$146,498
Charge-offs	700	—	262	270	—	930	261	498	—	2,921
Recoveries	1,339	249	362	58	47	565	292	109	—	3,021
Provision	2,454	373	4,927	330	357	704	206	412	(64)	9,699
Ending balance	$43,783	$12,765	$63,247	$8,249	$15,263	$3,963	$5,549	$1,214	$2,264	$156,297

Six Months Ended
Beginning balance	$44,661	$12,238	$51,807	$5,971	$14,758	$3,421	$5,469	$1,041	$2,476	$141,842
Charge-offs	868	—	1,347	360	—	2,341	434	944	—	6,294
Recoveries	2,849	712	880	586	159	1,217	575	338	—	7,316
Provision	(2,859)	(185)	11,907	2,052	346	1,666	(61)	779	(212)	13,433
Ending balance	$43,783	$12,765	$63,247	$8,249	$15,263	$3,963	$5,549	$1,214	$2,264	$156,297
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,076	$—	$724	$1,839	$—	$—	$2,940	$—	$516	$7,095
Collectively evaluated for impairment	42,619	12,765	62,115	6,410	15,227	3,963	2,609	1,214	1,748	148,670
Acquired and accounted for under ASC 310-30 (1)	88	—	408	—	36	—	—	—	—	532
Total ending allowance balance	$43,783	$12,765	$63,247	$8,249	$15,263	$3,963	$5,549	$1,214	$2,264	$156,297

Loans:
Individually evaluated for impairment	$11,167	$1	$13,820	$16,956	$—	$144	$29,019	$—	$—	$71,107
Collectively evaluated for impairment	4,692,161	2,076,910	3,868,934	1,394,303	449,116	627,675	209,933	74,925	—	13,393,957
Acquired and accounted for under ASC 310-30 (1)	17,797	—	38,859	73,872	5,201	—	11,558	1,790	—	149,077
Total ending loans balance	$4,721,125	$2,076,911	$3,921,613	$1,485,131	$454,317	$627,819	$250,510	$76,715	$—	$13,614,141

(1)	Loans acquired in business combinations and accounted for under ASC Subtopic 310-30 “Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality.”

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

During the six months ended June 30, 2018, there was a negative provision for credit losses of $413 thousand and net recoveries of $357 thousand in relation to purchased credit-impaired loans. There was $1.1 million and $1.2 million in allowance for loan and lease losses related to these purchased credit-impaired loans at June 30, 2018 and December 31, 2017, respectively.  The provision for credit losses and accompanying charge-offs are included in the table above.

Changes in the accretable yield for loans acquired and accounted for under ASC 310-30 were as follows for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Balance at beginning of period	$10,267	$14,911	$12,069	$16,050
Purchases	—	—	—	43
Accretion	(2,223)	(2,831)	(4,634)	(5,019)
Other (1)	197	606	806	1,612
Balance at end of period	$8,241	$12,686	$8,241	$12,686

(1)	Primarily includes discount transfers from non-accretable discount to accretable discount due to better than expected performance of loan pools acquired and accounted for under ASC 310-30.

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

The carrying amount of loans acquired through a business combination by loan pool type are as follows (in thousands):

June 30, 2018	Purchased Credit-Impaired Loans	Purchased Non-Credit-Impaired Loans	Total
Covered loans (1):
Consumer related	$14,005	$—	$14,005
Non-covered loans:
Commercial loans	10,459	176,660	187,119
Commercial loans collateralized by assignment of lease payments	—	15,406	15,406
Commercial real estate	24,285	601,356	625,641
Construction real estate	3,641	2,758	6,399
Consumer related	5,029	231,229	236,258
Total non-covered loans	43,414	1,027,409	1,070,823
Total acquired	$57,419	$1,027,409	$1,084,828

(1)	Covered loans refer to loans covered under loss-sharing agreements with the FDIC. The remaining loss-share agreements expire between 2019 and 2020.

In addition to loans acquired through a business combination noted in the table above, consumer related purchased credit-impaired loans includes loans repurchased from GNMA of $43.6 million as of June 30, 2018.

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

The Company's annual assessment date is as of December 31. Goodwill is tested for impairment at the reporting unit level. The Company has three reporting units: Banking, Leasing, and Mortgage Banking. The carrying amount of goodwill was $1.0 billion at June 30, 2018 and December 31, 2017. On April 12, 2018, the Company announced the discontinuation of its national mortgage origination business, which includes substantially all originations outside of the Company's consumer banking footprint in the Chicagoland area. As a result, the Company recorded an impairment loss in the amount of $3.6 million within the Mortgage Banking segment in the second quarter of 2018. No impairment losses were recognized during the six months ended June 30, 2017.

The following table presents the carrying amount of goodwill by segment for the six months ended June 30, 2018 (in thousands):

	Banking	Leasing	Mortgage Banking	Total
Balance at beginning of period	$959,285	$40,640	$3,623	$1,003,548
Impairment	—	—	(3,623)	(3,623)
Balance at end of period	$959,285	$40,640	$—	$999,925

The Company has other intangible assets consisting of core deposit and client relationship intangibles that had a remaining weighted average amortization period of approximately 12 years as of June 30, 2018.

The following table presents the changes during the six months ended June 30, 2018 in the carrying amount of core deposit and client relationship intangibles, and the gross carrying amount, accumulated amortization, and net book value as of June 30, 2018 (in thousands):

June 30, 2018
Balance at beginning of period	$54,766
Amortization expense	(3,798)
Balance at end of period	$50,968

Gross carrying amount	$112,820
Accumulated amortization	(61,852)
Net book value	$50,968

The following presents the estimated future amortization expense of other intangible assets (in thousands):

Year ending December 31,	Amount
2018	$3,653
2019	5,674
2020	5,022
2021	4,790
2022	3,806
Thereafter	28,023
$50,968

Note 7.	Deposits

The composition of deposits was as follows as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30,	December 31,
	2018	2017
Demand deposit accounts, non-interest bearing	$6,347,208	$6,381,512
NOW, money market, and interest bearing deposits	4,950,676	4,954,765
Savings accounts	1,181,078	1,167,810
Certificates of deposit, $250,000 or more	1,459,919	1,506,071
Other certificates of deposit	983,782	948,220
Total	$14,922,663	$14,958,378

Certificates of deposit of $250,000 or more included $1.1 billion of brokered deposits at June 30, 2018 and December 31, 2017.  Brokered deposits typically consist of smaller individual time certificates that have the same liquidity characteristics and yields consistent with time certificates of $250,000 or more.

Note 8.	Short-Term Borrowings

Short-term borrowings were as follows as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018		December 31, 2017
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount
Customer repurchase agreements	0.55%	$244,462	0.27%	$232,789
Federal Home Loan Bank advances	2.13	400,000	1.31	625,000
Federal funds purchased	2.21	7,000	1.26	3,250
Line of credit	—	—	—	—
Total	1.53%	$651,462	1.03%	$861,039

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

The Company had Federal Home Loan Bank ("FHLB") advances with a maturity date less than one year of $400.0 million at June 30, 2018 and $625.0 million at December 31, 2017. At June 30, 2018, the interest rate on the advances outstanding on that date had rates ranging from 1.35% to 2.35% with maturities from September 2018 to June 2019. The Company has loans pledged as collateral on these Federal Home Loan Bank advances. See Note 5. Loans.

On December 18, 2015, the Company entered into a $35.0 million unsecured line of credit at the holding company level with a correspondent bank. Interest was payable at a rate of one month LIBOR + 1.75%. No borrowings under the line of credit were outstanding as of June 30, 2018 and December 31, 2017. The line of credit matured on June 30, 2018.

Note 9.	Long-Term Borrowings

Long-term borrowings were as follows as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018		December 31, 2017
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount
Federal Home Loan Bank advances	2.52%	$478,096	1.73%	$231,317
Notes payable	4.57	79,196	4.14	90,807
Subordinated notes, net of issuance costs (1)	4.00	173,000	4.00	173,034
Term note	—	—	3.31	10,000
Total	3.09%	$730,292	2.97%	$505,158

(1)	The amount decreased from December 31, 2017 as a result of an increase in issuance costs due to adjustments for actual costs.

The Company had Federal Home Loan Bank advances with remaining contractual maturities greater than one year of $478.1 million at June 30, 2018 and $231.3 million at December 31, 2017. As of June 30, 2018, the advances had interest rates ranging from 2.31% to 5.87% and maturities ranging from September 2019 to April 2035. The Company has loans pledged as collateral on these Federal Home Loan Bank advances. See Note 5. Loans.

The Company had notes payable to banks totaling $75.5 million and $76.3 million at June 30, 2018 and December 31, 2017, respectively, which as of June 30, 2018, were accruing interest at rates ranging from 2.25% to 7.25%, with a weighted average rate of 4.57%.  Lease investments includes equipment with an amortized cost of $92.8 million and $91.9 million at June 30, 2018 and December 31, 2017, respectively, that is pledged as collateral on these notes. The Company also had $3.7 million and $14.5 million at June 30, 2018 and December 31, 2017, respectively, in other secured borrowings (included in the notes payable above) with a weighted average rate of 4.56% as of June 30, 2018.

On August 24, 2016, the Company assumed a $16.0 million unsecured term loan at the holding company level with a correspondent bank through the merger of American Chartered Bancorp, Inc. ("American Chartered") with and into the Company on that date. Interest was payable at a rate of one month LIBOR + 1.75%, and the loan was to mature on June 30, 2020. Principal payments of $1.0 million were due quarterly until maturity. As of June 30, 2018, nothing was outstanding on this loan as it was prepaid in full in the first quarter of 2018.

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

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of June 30, 2018 (in thousands). Subsequent to June 30, 2018, the Company redeemed all of the outstanding junior subordinated notes held by Coal City Capital Trust I, which concurrently redeemed all of its outstanding trust preferred securities, and the Company called for redemption all of the outstanding junior subordinated notes held by TAYC Capital Trust II, which will concurrently redeem all of its outstanding trust preferred securities. See Note 18. Subsequent Events.

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

(3)
TAYC Capital Trust II was established by Taylor Capital Group, Inc. (“Taylor Capital”) prior to the Company's acquisition of Taylor Capital in 2014, and the junior subordinated notes issued by Taylor Capital to TAYC Capital Trust II were assumed by the Company upon completion of the acquisition. Principal balance and face value amounts associated with TAYC Capital Trust II do not include purchase accounting adjustments to such amounts, which in each case resulted in a remaining discount of $6.2 million at June 30, 2018.

(4)
American Chartered Statutory Trust II was established by American Chartered prior to the Company's acquisition of American Chartered in August 2016, and the junior subordinated notes issued by American Chartered to American Chartered Statutory Trust II were assumed by the Company upon completion of the acquisition. Principal balance and face value amounts associated with American Chartered Statutory Trust II do not include acquisition accounting adjustments to such amounts, which in each case resulted in a remaining discount of $2.6 million at June 30, 2018.

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

At June 30, 2018 and December 31, 2017, the following financial instruments were outstanding, the contractual amounts of which represent off-balance sheet credit risk (in thousands):

	Contractual Amount
	June 30, 2018	December 31, 2017
Commitments to extend credit:
Home equity lines	$185,528	$203,922
Other commitments	4,084,835	4,073,044
Letters of credit:
Standby	165,960	161,014
Commercial	756	2,248

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

Both standby and commercial letters of credit may be issued for any length of time, but normally do not exceed a period of five years.  These letters of credit may also be extended or amended from time to time depending on the bank customer’s needs.  As of June 30, 2018, the maximum remaining term for any standby letters of credit was December 31, 2025.  A fee is charged to the bank customer and is recognized as income over the life of the letter of credit, unless considered non-rebatable under the terms of a letter of credit application.

At June 30, 2018, the aggregate contractual amount of these letters of credit, which represents the maximum potential amount of future payments that the Company would be obligated to pay, increased $3.4 million to $166.7 million from $163.3 million at December 31, 2017.  Of the $166.7 million in commitments outstanding at June 30, 2018, approximately $77.2 million of the letters of credit have been issued or renewed since December 31, 2017.

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

As of June 30, 2018, the Company had approximately $3.2 million in capital expenditure commitments outstanding which relate to various projects to renovate the corporate office space and branches.

Concentrations of credit risk:  As of June 30, 2018, approximately 20% of our investments in securities issued by states and political subdivisions were within the state of Illinois.  We did not hold any direct exposure to the state of Illinois as of June 30, 2018. Our commitments to extend credit are primarily related to commercial credits.  Standby and commercial letters of credit are granted primarily to commercial borrowers. Our asset-based loans are made to borrowers located throughout the United States. Lease banking provides banking services to lessors located throughout the United States. Our leasing subsidiaries originate leases to companies located throughout the United States. In addition, our mortgage segment and indirect vehicle lenders originate loans to borrowers located throughout the United States.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2018
Financial assets
Securities available for sale:
U.S Government sponsored agencies and enterprises	$5,026	$—	$5,026	$—
States and political subdivisions	350,061	—	349,732	329
Residential mortgage-backed securities	1,205,579	—	1,205,566	13
Commercial mortgage-backed securities	63,424	—	63,424	—
Corporate bonds	23,170	—	23,170	—
Marketable equity securities	10,922	10,922	—	—
Loans held for sale	423,367	—	423,367	—
Loans	36,347	—	36,347	—
Mortgage servicing rights	296,629	—	—	296,629
Assets held in trust for deferred compensation	24,300	24,300	—	—
Derivative financial instruments	52,418	482	51,659	277
Financial liabilities
Other liabilities (1)	24,300	24,300	—	—
Derivative financial instruments	52,572	1,217	51,355	—
December 31, 2017
Financial assets
Securities available for sale:
U.S. Government sponsored agencies and enterprises	$23,007	$—	$23,007	$—
States and political subdivisions	379,325	—	378,996	329
Residential mortgage-backed securities	852,699	—	852,665	34
Commercial mortgage-backed securities	72,035	—	72,035	—
Corporate bonds	70,197	—	70,197	—
Equity securities	11,063	11,063	—	—
Loans held for sale	548,578	—	548,578	—
Loans	40,531	—	40,531	—
Mortgage servicing rights	276,279	—	—	276,279
Assets held in trust for deferred compensation	21,410	21,410	—	—
Derivative financial instruments	31,499	389	29,539	1,571
Financial liabilities
Other liabilities (1)	21,410	21,410	—	—
Derivative financial instruments	40,296	1,072	39,224	—

(1)	Liabilities associated with assets held in trust for deferred compensation

The following table presents additional information about the unobservable inputs used in the fair value measurement of financial assets measured on a recurring basis that were categorized within the Level 3 of the fair value hierarchy (fair value in thousands):

	Fair Value at
	June 30, 2018	Valuation Technique	Unobservable Input	Range

States and political subdivisions	$329	Discounted cash flows	Credit assumption	40% - 45% Loss
Residential mortgage-backed securities	13	Discounted cash flows	Constant pre-payment rates (CPR)	1% - 3%
Mortgage servicing rights	296,629	Discounted cash flows	CPR	6.30% - 6.71%
			Discount rate	9.53 - 11.07
			Maturity (months)	326 - 358
			Delinquency rate	2.19 - 4.88
			Costs to service	$ 67 - $ 227
			Additive delinquent costs to service	$ 175 - $ 1,000
Derivative financial instruments (mortgage	277	Sales cash flows	Expected closing ratio	70% - 95%
interest rate lock commitments)			Expected delivery price	98.12 bps - 106.46 bps

	Fair Value at
	December 31, 2017	Valuation Technique	Unobservable Input	Range

States and political subdivisions	$329	Discounted cash flows	Credit assumption	40-45% Loss
Residential mortgage-backed securities	34	Discounted cash flows	Constant pre-payment rates (CPR)	1% - 3%
Mortgage servicing rights	276,279	Discounted cash flows	CPR	6.7% - 7.8%
			Discount rate	9.53 - 11.06
			Maturity (months)	324 - 358
			Delinquency rate	2.42 - 5.30
			Costs to service	$ 67 - $ 227
			Additive delinquent costs to service	$ 175 - $ 1,000
Derivative financial instruments (mortgage	1,571	Sales cash flows	Expected closing ratio	70% - 95%
interest rate lock commitments)			Expected delivery price	97.38 bps - 106.87 bps

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

Key economic assumptions used in the measuring of the fair value of the mortgage servicing rights and the sensitivity of the fair value to immediate adverse changes in those assumptions at June 30, 2018 are presented in the following table. This table does not take into account the derivatives used to economically hedge the mortgage servicing rights.

(dollars in thousands, except for weighted average cost to service)	June 30, 2018
Weighted average CPR	6.49%
Impact on fair value of 10% adverse change	$(8,581)
Impact on fair value of 20% adverse change	(16,741)

Weighted average discount rate	9.83%
Impact on fair value of 10% adverse change	$(12,630)
Impact on fair value of 20% adverse change	(24,245)

Weighted average delinquency rate	4.65%
Impact on fair value of 10% adverse change	$(3,657)
Impact on fair value of 20% adverse change	(6,023)

Weighted average costs to service	$91.39
Impact on fair value of 10% adverse change	(5,534)
Impact on fair value of 20% adverse change	(11,067)

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2018. The Company's policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

The following table presents additional information about financial assets measured at fair value on a recurring basis for which the Company used significant unobservable inputs (Level 3):

	Six Months Ended
	June 30,
	2018	2017	2018	2017	2018	2017
(in thousands)	Investment Securities		Mortgage Servicing Rights		Derivatives
Balance, beginning of period	$363	$544	$276,279	$238,011	$1,571	$3,160
Purchases	—	—	135	786	—	—
Originations	—	—	25,041	27,568	—	—
Included in earnings	—	—	(4,826)	(16,677)	(1,294)	(461)
Principal payments	(21)	(82)	—	—	—	—
Sales	—	—	—	—	—	—
Balance, ending of period	$342	$462	$296,629	$249,688	$277	$2,699

Financial Instruments Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain financial assets and financial liabilities at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or fair value that were recognized at fair value below cost at the end of the period.

Impaired Loans. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. Collateral values are estimated using Level 3 inputs based on customized discounting criteria. For a majority of impaired real estate loans where an allowance is established based on the fair value of collateral (100% at June 30, 2018), the Company obtains a current external appraisal. Other valuation techniques are used as well, including internal valuations, comparable property analysis and contractual sales information.

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

Assets measured at fair value on a nonrecurring basis as of June 30, 2018 and December 31, 2017 are included in the table below (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2018
Financial assets:
Impaired loans	$62,089	$—	$—	$62,089
Non-financial assets:
Foreclosed assets	14,420	—	—	14,420
December 31, 2017
Financial assets:
Impaired loans	$60,569	$—	$—	$60,569
Non-financial assets:
Foreclosed assets	15,113	—	—	15,113

The following table presents additional information about the unobservable inputs used in the fair value measurement of financial assets measured on a nonrecurring basis that were categorized within the Level 3 of the fair value hierarchy (fair value in thousands):

	Fair Value at	Valuation
	June 30, 2018	Technique	Unobservable Input	Range

Impaired loans	$62,089	Appraisal of collateral	Appraisal adjustments - sales costs	5% - 10%
Foreclosed assets	14,420	Appraisal of collateral	Appraisal adjustments - sales costs	5% - 10%

	Fair Value at	Valuation
	December 31, 2017	Technique	Unobservable Input	Range

Impaired loans	$60,569	Appraisal of collateral	Appraisal adjustments - sales costs	5% - 10%
Foreclosed assets	15,113	Appraisal of collateral	Appraisal adjustments - sales costs	5% - 10%

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

The estimated fair values of financial instruments are as follows (in thousands):

	June 30, 2018
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Assets:
Cash and due from banks	$373,448	$373,448	$373,448	$—	$—
Interest earning deposits with banks	119,672	119,672	119,672	—	—
Investment securities available for sale	1,647,260	1,647,260	—	1,646,918	342
Investment securities held to maturity	923,036	940,203	—	940,203	—
Marketable equity securities	10,922	10,922	10,922	—	—
Non-marketable securities - FHLB and FRB stock	115,453	115,453	—	—	115,453
Loans held for sale	423,367	423,367	—	423,367	—
Loans, net	13,657,455	13,728,529	—	36,347	13,692,182
Accrued interest receivable	65,129	65,129	65,129	—	—
Derivative financial instruments	52,418	52,418	482	51,659	277
Financial Liabilities:
Non-interest bearing deposits	$6,347,208	$6,347,208	$6,347,208	$—	$—
Interest bearing deposits	8,575,455	8,563,444	—	—	8,563,444
Short-term borrowings	651,462	651,328	—	—	651,328
Long-term borrowings	730,292	731,194	—	—	731,194
Junior subordinated notes issued to capital trusts	194,450	163,817	—	—	163,817
Accrued interest payable	7,058	7,058	7,058	—	—
Derivative financial instruments	52,572	52,572	1,217	51,355	—

	December 31, 2017
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and due from banks	$397,880	$397,880	$397,880	$—	$—
Interest earning deposits with banks	181,341	181,341	181,341	—	—
Investment securities available for sale	1,408,326	1,408,326	11,063	1,396,900	363
Investment securities held to maturity	959,082	992,455	—	992,455	—
Non-marketable securities - FHLB and FRB stock	114,111	114,111	—	—	114,111
Loans held for sale	548,578	548,578	—	548,578	—
Loans, net	13,808,352	13,988,392	—	40,531	13,947,861
Accrued interest receivable	63,589	63,589	63,589	—	—
Derivative financial instruments	31,499	31,499	389	29,539	1,571
Financial Liabilities:
Non-interest bearing deposits	$6,381,512	$6,381,512	$6,381,512	$—	$—
Interest bearing deposits	8,576,866	8,569,368	—	—	8,569,368
Short-term borrowings	861,039	860,676	—	—	860,676
Long-term borrowings	505,158	513,725	—	—	513,725
Junior subordinated notes issued to capital trusts	211,494	170,965	—	—	170,965
Accrued interest payable	6,458	6,458	6,458	—	—
Derivative financial instruments	40,296	40,296	1,072	39,224	—

Note 13.	Stock Incentive Plans

ASC Topic 718 requires that the grant date fair value of equity awards to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such award.

The following table summarizes the impact of the Company’s share-based payment plans in the financial statements for the periods shown (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Total compensation expense for share-based payment plans during the period	$4,695	$4,443	$9,146	$8,924
Amount of related income tax benefit recognized in income (1)	2,599	1,916	3,953	6,338
(1) Includes tax benefits recorded for the vesting of restricted shares and exercise of options.

The Company adopted the Omnibus Incentive Plan (the “Omnibus Plan”) in 1997.  On May 28, 2014, the Company’s stockholders approved the third amendment and restatement of the Omnibus Plan to add 3,100,000 authorized shares for a total of 11,400,000 shares of common stock authorized to be utilized in connection with awards under the Omnibus Plan to directors, officers, and employees of the Company or any of its subsidiaries. The number of shares authorized increased by 2,400,000 to 13,800,000 upon completion of the Taylor Capital merger.  Equity grants under the Omnibus Plan can be in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other stock-based awards.  Shares awarded in the form of restricted stock, restricted stock units, performance shares, performance units, or other stock-based awards generally will reduce the shares available under the Omnibus Plan on a 2-for-1 basis. No more than 10% of the total number of authorized shares may be issued with respect to awards granted after May 28, 2014, other than stock appreciation rights, stock options and performance-based awards, which at the date of grant are scheduled to fully vest prior to three years from the date of grant (although such awards may provide scheduled vesting earlier with respect to some of such shares and for acceleration of vesting as provided in the Omnibus Plan).  As of June 30, 2018, there were 2,114,097 shares available for future grants.

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

The following table summarizes changes in stock options for the six months ended June 30, 2018:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2017	1,721,978	$29.10	5.19
Granted	160,644	41.14
Exercised	(380,567)	26.39
Expired	(1,092)	39.28
Forfeited or cancelled	(9,411)	28.93
Options outstanding as of June 30, 2018	1,491,552	$31.08	6.11	$23,303
Options exercisable as of June 30, 2018	989,220	$28.19	4.99	$18,313

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

 The following assumptions were used for options granted during the six months ended June 30, 2018:

June 30, 2018
Risk-free interest rate	2.80%
Expected volatility of Company’s stock	26.13%
Expected dividend yield	2.06%
Expected life of options	5.9 years
Weighted average fair value per option of options granted during the year	$9.65

The total intrinsic value of options exercised during the six months ended June 30, 2018 and 2017 was $8.3 million and $3.9 million, respectively.

The following is a summary of changes in restricted shares and units for the six months ended June 30, 2018:

	Number of Shares and Units	Weighted Average Grant Date Fair Value
Shares and units outstanding at December 31, 2017	973,201	$37.03
Granted	414,895	41.45
Vested	(303,774)	34.98
Forfeited or cancelled	(88,806)	34.86
Shares and units outstanding at June 30, 2018	995,516	39.69

The total intrinsic value of restricted shares and units that vested during the six months ended June 30, 2018 and 2017 was $12.8 million and $15.5 million, respectively.

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

As of June 30, 2018, there was $30.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share option and nonvested share awards) granted under the Omnibus Plan.  At June 30, 2018, the weighted-average period over which the unrecognized compensation expense is expected to be recognized was approximately two years.

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

Interest rate swap and foreign currency forward contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. The net amount payable or receivable under interest rate swaps is accrued as an adjustment to interest income.  The net amount payable as of June 30, 2018 and December 31, 2017 was approximately $1 thousand.  The Company's credit exposure on interest rate swaps is limited to the Company's net favorable value and interest payments of all swaps to each counterparty. In such cases, collateral is generally required from the counterparties involved if the net value of the swaps exceeds a nominal amount.  At June 30, 2018, the Company’s credit exposure relating to interest rate swaps was approximately $17.7 million, which is secured by the underlying collateral on customer loans.

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

The Company had fair value commercial loan interest rate swaps, to hedge its interest rate risk, with an aggregate notional amount of $32 thousand at June 30, 2018.  For fair value hedges, the changes in fair values of both the hedging derivative and the hedged item were recorded in current earnings as other income.

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

The Company’s derivative financial instruments are summarized below as of June 30, 2018 and December 31, 2017 (in thousands):

	Asset Derivatives				Liability Derivatives
	June 30, 2018		December 31, 2017		June 30, 2018		December 31, 2017
	Notional	Estimated	Notional	Estimated	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
Derivative instruments designated as hedges of fair value:
Interest rate swap contracts (1)	$—	$—	$—	$—	$32	$(1)	$58	$(1)
Stand-alone derivative instruments: (2)
Interest rate swap contracts	1,732,420	34,477	1,563,109	21,217	1,732,420	(34,477)	1,563,109	(21,217)
Interest rate options contracts	510,228	3,818	372,927	1,887	510,157	(3,818)	372,927	(1,887)
Foreign exchange contracts	64,661	2,309	40,713	1,934	53,842	(2,006)	34,029	(1,759)
Spot foreign exchange contracts	10,135	18	1,424	23	11,823	(23)	24	—
Mortgage related derivatives:
Interest rate swap contracts	270,000	10,983	458,000	4,479	320,000	(11,031)	1,008,000	(14,360)
Interest rate swaptions contracts	240,000	54	—	—	—	—	—	—
Treasury futures contracts	20,000	66	28,000	39	32,500	(105)	30,000	(222)
TBA mortgage securities	50,000	359	15,000	16	—	—	100,000	(63)
Forward loan sale commitments	36,000	57	259,000	333	298,700	(1,111)	483,500	(787)
Interest rate lock commitments	66,093	277	404,557	1,571	—	—	—	—
Total stand-alone derivative instruments	2,999,537	52,418	3,142,730	31,499	2,959,442	(52,571)	3,591,589	(40,295)
Total	$2,999,537	$52,418	$3,142,730	$31,499	$2,959,474	$(52,572)	$3,591,647	$(40,296)

(1) Derivative instruments designated to hedge fixed-rate commercial real estate loans.
(2) These portfolio swaps are not designated as hedging instruments under ASC Topic 815.

Amounts included in other operating income in the consolidated statements of operations related to derivative financial instruments were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Derivative instruments designated as hedges of fair value:
Interest rate swap contracts	$1	$1	$1	$2
Stand-alone derivative instruments:
Interest rate swap contracts	1,913	1,624	3,628	3,473
Interest rate options contracts	—	—	—	—
Foreign exchange contracts	212	197	255	260
Spot foreign exchange contracts	884	729	1,617	1,407
Mortgage related derivatives	(872)	(301)	(1,453)	(10,442)
Total stand-alone derivative instruments	2,137	2,249	4,047	(5,302)
Total	$2,138	$2,250	$4,048	$(5,300)

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

Information about the Company's financial instruments that are eligible for offset in the consolidated balance sheet as of June 30, 2018 is summarized below (in thousands):

	Financial Assets			Financial Liabilities
	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
Derivatives:
Interest rate swap contracts, caps and floors	$33,823	$—	$33,823	$4,649	$—	$4,649
Foreign exchange contracts	1,338	—	1,338	966	—	966
Mortgage related derivatives	11,518	—	11,518	12,248	—	12,248
Total derivatives	46,679	—	46,679	17,863	—	17,863
Repurchase agreements	—	—	—	244,462	—	244,462
Total	$46,679	$—	$46,679	$262,325	$—	$262,325

	Financial Assets				Financial Liabilities
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
Derivatives:
Counterparty A	$16,943	$(11,030)	$—	$5,913	$11,030	$(11,030)	$—	$—
Counterparty B	9,885	(2,262)	—	7,623	2,262	(2,262)	—	—
Counterparty C	3,253	(492)	(2,761)	—	492	(492)	—	—
Other counterparties	16,598	(531)	(3,434)	12,633	4,079	(531)	(690)	2,858
Total derivatives	46,679	(14,315)	(6,195)	26,169	17,863	(14,315)	(690)	2,858
Repurchase agreements	—	—	—	—	244,462	—	(244,462)	—
Total	$46,679	$(14,315)	$(6,195)	$26,169	$262,325	$(14,315)	$(245,152)	$2,858

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

The Mortgage Banking Segment originates residential mortgage loans for sale to investors and for the Company's portfolio through its retail and third party originator channels. This segment also services residential mortgage loans for various investors and for loans owned by the Company. The Mortgage Banking Segment is subject to an extensive system of laws and regulations that are intended primarily for the protection of customers. On April 12, 2018, the Company announced the discontinuation of its national mortgage origination business, which includes substantially all originations outside of the Company's consumer banking footprint in the Chicagoland area. The Company expects to stop operating its mortgage business as a defined segment with separate Mortgage Banking Segment reporting prior to the first quarter of 2019.

Net interest income for the Leasing and Mortgage Banking segments include adjustments based on the Company's internal funds transfer pricing model. Non-interest income for the Leasing Segment includes income on loans originated for the sole purpose of funding equipment purchases related to leases at the Company's lease subsidiaries.

The following tables present summary financial information for the reportable segments (in thousands):

	Banking	Leasing	Mortgage Banking	Consolidated
Three months ended June 30, 2018
Net interest income	$146,614	$2,349	$10,106	$159,069
Provision for credit losses	5,746	500	(27)	6,219
Non-interest income	46,716	22,651	18,939	88,306
Non-interest expense (1)	124,682	15,212	53,098	192,992
Income tax expense	15,009	1,052	(6,430)	9,631
Net income	$47,893	$8,236	$(17,596)	$38,533
Total assets	$16,581,205	$1,354,940	$2,030,412	$19,966,557
Three months ended June 30, 2017
Net interest income	$135,982	$2,345	$10,667	$148,994
Provision for credit losses	8,890	410	399	9,699
Non-interest income	43,491	18,180	29,499	91,170
Non-interest expense (1)	117,022	13,436	35,754	166,212
Income tax expense	15,662	2,525	1,600	19,787
Net income	$37,899	$4,154	$2,413	$44,466
Total assets	$16,320,111	$1,275,386	$2,369,560	$19,965,057

(1)
Includes merger related and repositioning expenses of $5.5 million and $19.5 million in the Banking and Mortgage Banking Segment, respectively, for the three months ended June 30, 2018 and $7.2 million in the Banking Segment for the three months ended June 30, 2017.

	Banking	Leasing	Mortgage Banking	Consolidated
Six months ended June 30, 2018
Net interest income	$287,085	$4,831	$20,534	$312,450
Provision for credit losses	13,325	476	(74)	13,727
Non-interest income	89,808	47,507	43,793	181,108
Non-interest expense (1)	240,510	30,708	89,660	360,878
Income tax expense	28,617	1,808	(6,762)	23,663
Net income	$94,441	$19,346	$(18,497)	$95,290
Total assets	$16,581,205	$1,354,940	$2,030,412	$19,966,557
Six months ended June 30, 2017
Net interest income	$267,431	$4,614	$19,992	$292,037
Provision for credit losses	12,417	275	741	13,433
Non-interest income	86,699	39,643	57,278	183,620
Non-interest expense (1)	225,538	27,280	69,736	322,554
Income tax expense	31,322	6,644	2,701	40,667
Net income	$84,853	$10,058	$4,092	$99,003
Total assets	$16,320,111	$1,275,386	$2,369,560	$19,965,057

(1)
Includes merger related and repositioning expenses of $5.5 million and $20.1 million in the Banking and Mortgage Banking Segment, respectively, for the six months ended June 30, 2018 and $7.4 million in the Banking Segment for the six months ended June 30, 2017.

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

Note 17.	Definitive Merger Agreement

On May 20, 2018, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Fifth Third Bancorp, an Ohio corporation ("Fifth Third"), and its wholly-owned subsidiary, Fifth Third Financial Corporation, an Ohio corporation ("Intermediary"). The Merger Agreement provides for the combination of the Company and Fifth Third, either through the merger of the Company with and into Intermediary, with Intermediary as the surviving corporation (the "Direct Merger"), or through the merger of a newly formed subsidiary of Fifth Third with and into the Company, with the Company as the surviving corporation (the "Alternative Merger" and collectively with the Direct Merger, the "Merger"). Only if the Direct Merger is not approved by the holders of the Company Series C Preferred Stock will the Alternative Merger occur instead of the Direct Merger, if the holders of the Company's common stock ("Company Common Stock") approve the Merger and the Charter Amendment (as defined and described below).

At the effective time of the Merger (the "Effective Time"), each outstanding share of Company Common Stock will be converted into the right to receive (i) 1.45 shares of Fifth Third common stock ("Fifth Third Common Stock"), and (ii) $5.54 in cash (collectively, the "Merger Consideration"). In addition, if the Direct Merger is approved by the holders of Company Series C Preferred Stock, each share of Company Series C Preferred Stock will be converted into the right to receive one share of a newly created series of preferred stock of Fifth Third, having substantially the same terms as the Company Series C Preferred Stock, except that the new series of preferred stock will have no voting rights (including upon an arrearage in the payment of dividends thereon) except as required by Ohio law and have certain other differences consistent with Fifth Third’s currently outstanding series of preferred stock and its articles of incorporation. If the Direct Merger is not approved by the holders of Company Series C Preferred Stock, then the Alternative Merger will occur instead of the Direct Merger, in which case the holders of Company Common Stock will receive the same Merger Consideration as described above, but the Company Series C Preferred Stock will not be converted into a share of new Fifth Third preferred stock and will instead remain outstanding and unchanged (except as modified by the Charter Amendment) as preferred stock of the Company, which will be a subsidiary of Fifth Third.

Pursuant to an amendment to the Company's charter (the "Charter Amendment"), effective immediately prior to consummation of the Alternative Merger, the holders of Company Series C Preferred Stock will have the right to vote with the holders of Company Common Stock as a single class on all matters submitted to a vote of such common stockholders. Upon completion of the Alternative Merger, Fifth Third, as the sole holder of Company Common Stock, will control the Company. Following completion of the Alternative Merger, the holders of Company Series C Preferred Stock will vote with Fifth Third as a single class on all matters submitted to a vote of Fifth Third, as the sole common stockholder of the Company. Thus, the voting rights that would be conferred upon the holders of Company Series C Preferred Stock by the Charter Amendment would continue to apply with respect to the Company, and not Fifth Third, following completion of the Alternative Merger.

At the Effective Time, each option granted by the Company to purchase shares of Company Common Stock (the "Company Options") will be converted into an option to purchase shares of Fifth Third Common Stock on the same terms and conditions as were applicable to such Company Options prior to the Merger, subject to certain adjustments to the exercise price and the number of shares of Fifth Third Common Stock issuable upon exercise of such option in accordance with the Merger Agreement. In addition, each Company restricted stock award, restricted stock unit and performance-based award (the "Company Equity Awards") that remains unvested and would not automatically vest by its terms at the Effective Time will be assumed by Fifth Third and converted into a number of shares of Fifth Third Common Stock (the "Assumed Equity Awards") with such shares being subject to certain adjustments in accordance with the Merger Agreement but otherwise remaining subject to the same terms and conditions as applicable immediately prior to such conversion. Each Company Equity Award that is outstanding immediately prior to the Effective Time that is not assumed under the Merger Agreement will be cancelled and converted automatically into the right to receive the Merger Consideration.

The Merger is subject to regulatory approvals, approval by the Company's stockholders, and certain other customary closing conditions.

Note 18.	Subsequent Events

On August 6, 2018, the Company redeemed the junior subordinated notes held by Coal City Capital Trust I and, as a result, all of the issued and outstanding three month LIBOR + 1.80% Coal City Capital Trust I capital (preferred) securities were concurrently redeemed. The aggregate liquidation amount of these trust preferred securities was $25.0 million.

On September 17, 2018, the Company will redeem the junior subordinated notes held by TAYC Capital Trust II and, as a result, all of the issued and outstanding three month LIBOR + 2.68% TAYC Capital Trust II capital (preferred) securities will be concurrently redeemed. The aggregate liquidation amount of these trust preferred securities is $40.0 million.

For additional information regarding these securities, see Note 10. Junior Subordinated Notes Issued to Capital Trusts.

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

Our net income is also affected by non-interest income and non-interest expenses.  During the periods under report, non-interest income included revenue from our key fee initiatives: net lease financing revenue, treasury management fees, wealth management fees, card fees and capital markets and international banking fees. Non-interest income also included mortgage banking revenue, consumer and other deposit service fees, brokerage fees, loan service fees, increase in cash surrender value of life insurance, net gain (loss) on investment securities, net loss on disposal of other assets, and other operating income. During the periods under report, non-interest expenses included salaries and employee benefits expense, occupancy and equipment expense, computer services and telecommunication expense, advertising and marketing expense, professional and legal expense, other intangibles amortization expense, branch exit and facilities impairment charges, net loss on other real estate owned and other related expenses, loss on extinguishment of debt, and other operating expenses. Additionally, dividends on preferred shares reduced net income available to common stockholders, which, as discussed below, was more than offset during the six months ended June 30, 2018 by a return from preferred stockholders resulting from the redemption during that period of our 8% Series A non-cumulative perpetual preferred stock.

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

On April 12, 2018, the Company announced the discontinuation of its national mortgage origination business, which includes substantially all originations outside of the Company's consumer banking footprint in the Chicagoland area. As a result, the Company expects to incur one-time pre-tax costs of approximately $37 to $41 million during 2018, of which approximately $19 million were incurred in the second quarter of 2018, and to stop operating its mortgage business as a defined segment with separate Mortgage Banking Segment reporting prior to the first quarter of 2019. The first phase of staff reductions was completed in early July 2018. The Company plans to continue originating residential mortgage loans in the greater Chicago area through its mortgage retail offices, retain the mortgage servicing asset as well as its mortgage servicing operation in Wilmington, Ohio, and continue holding residential mortgages on its balance sheet.

On May 20, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Fifth Third Bancorp, an Ohio corporation (“Fifth Third”), and its wholly-owned subsidiary, Fifth Third Financial Corporation, an Ohio corporation (“Intermediary”). The Merger Agreement provides that upon the terms and subject to the conditions set forth therein, the Company will merge with a subsidiary of Fifth Third. The transaction is subject to regulatory approvals, approval by the Company’s stockholders and certain other customary closing conditions. For additional information, see Note 17 of the notes to consolidated financial statements in Part I, Item 1 of this report.

The Company had net income of $38.5 million for the three months ended June 30, 2018 compared to $44.5 million for the three months ended June 30, 2017. Net income available to common stockholders was $35.5 million for the three months ended June 30, 2018 compared to $42.5 million for the three months ended June 30, 2017. Fully diluted earnings per common share were $0.42 for the three months ended June 30, 2018 compared to $0.50 per common share for the three months ended June 30, 2017.

The results of operations for the three months ended June 30, 2018 and 2017 were impacted by $24.9 million and $7.2 million in merger related and repositioning expenses, respectively. For the second quarter of 2018, $19.5 million related to the discontinuation of our national mortgage origination business and $5.5 million related to the pending merger with Fifth Third. See "Non-interest Expenses" section for a detailed schedule of merger related and repositioning expenses.

The Company had net income of $95.3 million for the six months ended June 30, 2018 compared to $99.0 million for the six months ended June 30, 2017. Net income available to common stockholders was $104.5 million for the six months ended June 30, 2018 compared to $95.0 million for the six months ended June 30, 2017. Fully diluted earnings per common share were $1.23 for the six months ended June 30, 2018 compared to $1.12 per common share for the six months ended June 30, 2017. Net income available to common stockholders and diluted earnings per common share in the first half of 2018 were positively impacted by a $15.3 million, or $0.18 per common share, return from preferred stockholders due to the redemption of all $100.0 million of our 8% Series A non-cumulative perpetual preferred stock. The $15.3 million represents the excess carrying amount over the redemption price of the Series A preferred stock.

The results of operations for the six months ended June 30, 2018 and 2017 were impacted by $25.6 million and $7.4 million in merger related and repositioning expenses, respectively. For the six months ended June 30, 2018, $19.5 million related to the discontinuation of our national mortgage origination business and $5.5 million related to the pending merger with Fifth Third. The results of operations for the six months ended June 30, 2018 were also impacted by the $3.1 million loss on extinguishment of debt due to the redemption of the junior subordinated notes held by American Chartered Statutory Trust I, which resulted in the concurrent redemption of all of the issued and outstanding three month LIBOR + 3.60% American Chartered Statutory Trust I capital (preferred) securities. The aggregate liquidation amount of these trust preferred securities was $20.0 million. See "Non-interest Expenses" section for a detailed schedule of merger related and repositioning expenses.

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

Residual Value of Our Direct Finance, Leveraged, and Operating Leases.  Lease residual value represents the present value of the estimated fair value of the leased equipment at the termination date of the lease.  Realization of these residual values depends on many factors, including management’s use of estimates, assumptions, and judgment to determine such values.  Several other factors outside of management’s control may reduce the residual values realized, including general market conditions at the time of expiration of the lease, whether there has been technological or economic obsolescence or unusual wear and tear on, or use of, the equipment and the cost of comparable equipment.  If, upon the expiration of a lease, we sell the equipment and the amount realized is less than the recorded value of the residual interest in the equipment, we will recognize a loss reflecting the difference.  On a quarterly basis, management reviews the lease residuals for potential impairment.  If we fail to realize our aggregate recorded residual values, our financial condition and profitability could be adversely affected. The aggregate residual value of the equipment leased under our direct finance, leveraged, and operating leases totaled $195.5 million at June 30, 2018 and $214.3 million at

December 31, 2017.  See Note 1 and Note 6 to the audited consolidated financial statements contained in our Annual Report Form 10-K for the year ended December 31, 2017 for additional information.

Income Tax Accounting.  ASC Topic 740 provides guidance on accounting for income taxes by prescribing the minimum recognition threshold that a tax position must meet to be recognized in the financial statements. ASC Topic 740 also provides guidance on measurement, recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of June 30, 2018, the Company had $113 thousand in uncertain tax positions.  The Company elects to treat interest and penalties recognized for the underpayment of income taxes as income tax expense.  However, interest and penalties imposed by taxing authorities on issues specifically addressed in ASC Topic 740 will be taken out of the tax reserves up to the amount allocated to interest and penalties.  The amount of interest and penalties exceeding the amount allocated in the tax reserves will be treated as income tax expense.  The application of income tax law is inherently complex.  Laws and regulations in this area are voluminous and are often ambiguous.  As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures.  Interpretations of, and guidance surrounding income tax laws and regulations change over time.  As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations.

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

See Note 12 to the consolidated financial statements in Part I, Item 1 of this report for a complete discussion on the Company’s use of fair valuation of assets and liabilities and the related measurement techniques.

Goodwill.  The excess of the cost of an acquisition over the fair value of the net assets acquired, including core deposit and client relationship intangibles, consists of goodwill.  See Note 6 to the consolidated financial statements in Part I, Item 1 of this report for further information regarding core deposit and client relationship intangibles.  The Company reviews goodwill to determine potential impairment annually, or more frequently if events and circumstances indicate that goodwill might be impaired, by comparing the carrying value of the reporting units with the fair value of the reporting units.

The Company’s annual assessment date for goodwill impairment testing is as of December 31. Goodwill is tested for impairment at the reporting unit level. The Company currently has three reporting units: Banking, Leasing, and Mortgage Banking.  The carrying amount of goodwill was $1.0 billion at June 30, 2018 and December 31, 2017. On April 12, 2018, the Company announced the discontinuation of its national mortgage origination business, which includes substantially all originations outside of the Company's consumer banking footprint in the Chicagoland area. As a result, the Company recorded an impairment loss in the amount of $3.6 million within the Mortgage Banking segment in the second quarter of 2018. No impairment losses were recognized during the six months ended June 30, 2017.

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

	Three Months Ended June 30,
(dollars in thousands)	2018			2017
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans held for sale	$573,444	$5,429	3.79%	$585,207	$5,434	3.71%
Loans (1) (2)	13,560,785	158,971	4.65	12,850,707	137,992	4.26
Loans exempt from federal income taxes (3)	278,238	2,950	4.19	354,706	4,294	4.79
Taxable investment securities	1,510,287	10,579	2.80	1,539,432	8,717	2.26
Investment securities exempt from federal income taxes (3)	1,222,531	11,948	3.91	1,263,213	15,134	4.79
Federal funds sold	265	2	2.17	145	1	1.37
Other interest earning deposits	129,274	242	0.75	87,549	227	1.04
Total interest earning assets	17,274,824	$190,121	4.37	16,680,959	$171,799	4.10
Non-interest earning assets	2,882,363			2,708,504
Total assets	$20,157,187			$19,389,463
Interest Bearing Liabilities:
Deposits:
NOW, money market and interest bearing deposits	$4,878,700	$7,647	0.63%	$4,506,765	$3,284	0.29%
Savings deposits	1,209,360	886	0.29	1,113,159	244	0.09
Time deposits	2,493,726	8,853	1.42	2,138,021	5,265	0.99
Short-term borrowings	737,718	2,769	1.51	1,697,212	3,912	0.92
Long-term borrowings and junior subordinated notes	997,203	7,768	3.07	520,241	3,300	2.47
Total interest bearing liabilities	10,316,707	$27,923	1.08	9,975,398	$16,005	0.64
Non-interest bearing deposits	6,414,450			6,336,151
Other non-interest bearing liabilities	490,314			451,071
Stockholders’ equity	2,935,716			2,626,843
Total liabilities and stockholders’ equity	$20,157,187			$19,389,463
Net interest income/interest rate spread (4)		$162,198	3.29%		$155,794	3.46%
Less: taxable equivalent adjustment		3,129			6,800
Net interest income, as reported		$159,069			$148,994
Net interest margin (5)			3.66%			3.55%
Tax equivalent effect			0.07%			0.16%
Net interest margin on a fully tax equivalent basis (non-GAAP) (5)			3.73%			3.71%
Effect of acquisition accounting discount accretion on loans acquired through bank mergers			(0.11)%			(0.17)%
Net interest margin on a fully tax equivalent basis, excluding the effect of acquisition accounting discount accretion on loans acquired through bank mergers (non-GAAP) (5)			3.62%			3.54%

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

Net interest income on a fully tax equivalent basis increased $6.4 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 due to higher average loan balances and higher loan yields partly offset by higher funding costs. The average yield on loans increased as a result of an increase in short-term rates.

The net interest margin, expressed on a fully tax equivalent basis, was 3.73% for the second quarter of 2018 and 3.71% for the second quarter of 2017. Net interest income in the second quarter of 2018 included interest income of $4.5 million resulting from the accretion of the acquisition accounting discount recorded on loans acquired in bank mergers compared to $6.7 million in the second quarter of 2017. Excluding the accretion of the acquisition accounting discount recorded on loans acquired in bank mergers, our net interest margin on a fully tax equivalent basis would have been 3.62% and 3.54% for the three months ended June 30, 2018 and June 30, 2017, respectively. The increase in our net interest margin on a fully tax equivalent basis was due to higher loan yields and a favorable mix in liabilities partly offset by increased funding costs and a lower tax benefit on municipal investment securities and tax exempt loans as a result of the H.R. 1, originally known as the "Tax Cuts and Jobs Act" (the "TCJ Act"), which was enacted in the fourth quarter of 2017.

	Six Months Ended June 30,
(dollars in thousands)	2018			2017
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans held for sale	$559,495	$9,860	3.52%	$575,223	$10,467	3.64%
Loans (1) (2)	13,595,255	311,659	4.57	12,578,441	266,696	4.23
Loans exempt from federal income taxes (3)	276,986	5,824	4.18	367,257	8,724	4.72
Taxable investment securities	1,387,964	18,513	2.67	1,566,172	17,839	2.28
Investment securities exempt from federal income taxes (3)	1,224,415	23,943	3.91	1,270,640	30,478	4.80
Federal funds sold	169	2	2.09	92	1	1.34
Other interest earning deposits	127,323	373	0.59	108,932	426	0.79
Total interest earning assets	17,171,607	$370,174	4.30	16,466,757	$334,631	4.05
Non-interest earning assets	2,876,869			2,730,533
Total assets	$20,048,476			$19,197,290
Interest Bearing Liabilities:
Deposits:
NOW and money market deposit	$4,875,120	$13,967	0.58%	$4,518,021	$5,906	0.26%
Savings deposit	1,209,103	1,703	0.28	1,122,407	499	0.09
Time deposits	2,476,119	16,748	1.36	2,099,536	9,863	0.95
Short-term borrowings	803,851	5,285	1.33	1,597,339	6,292	0.79
Long-term borrowings and junior subordinated notes	887,980	13,770	3.07	521,122	6,313	2.38
Total interest bearing liabilities	10,252,173	$51,473	1.01	9,858,425	$28,873	0.59
Non-interest bearing deposits	6,354,286			6,273,127
Other non-interest bearing liabilities	493,595			458,039
Stockholders’ equity	2,948,422			2,607,699
Total liabilities and stockholders’ equity	$20,048,476			$19,197,290
Net interest income/interest rate spread (4)		$318,701	3.29%		$305,758	3.46%
Less: taxable equivalent adjustment		6,251			13,721
Net interest income, as reported		$312,450			$292,037
Net interest margin (5)			3.63%			3.54%
Tax equivalent effect			0.07%			0.16%
Net interest margin on a fully tax equivalent basis (non-GAAP) (5)			3.70%			3.70%
Effect of acquisition accounting discount accretion on loans acquired through bank mergers			(0.12)%			(0.18)%
Net interest margin on a fully tax equivalent basis, excluding the effect of acquisition accounting discount accretion on loans acquired through bank mergers (non-GAAP)			3.58%			3.52%
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

Net interest income on a fully tax equivalent basis increased $12.9 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. This increase was due to higher average loan balances and higher loan yields partly offset by higher funding costs.

The net interest margin, expressed on a fully tax equivalent basis, was 3.70% for the six months ended June 30, 2018 and 2017. Net interest income in the six months ended June 30, 2018 included interest income of $9.2 million resulting from the accretion of the acquisition accounting discount recorded on loans acquired in bank mergers compared to $13.9 million in the same period of 2017. Excluding the accretion of the acquisition accounting discount recorded on loans acquired in bank mergers, our net interest margin on a fully tax equivalent basis would have been 3.58% and 3.52% for the six months ended June 30, 2018 and 2017, respectively. The increase in our net interest margin on a fully tax equivalent basis was due to higher loan yields partly offset by increased funding costs and a lower tax benefit on municipal investment securities and tax exempt loans as a result of the TCJ Act.

Non-interest Income

The following table presents non-interest income for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 (in thousands):

	Three Months Ended
	June 30,
	2018	2017	Increase/ (Decrease)	Percentage Change
Non-interest income:
Mortgage banking revenue	$18,926	$30,152	$(11,226)	(37.2)%
Lease financing revenue, net	22,918	18,401	4,517	24.5
Treasury management fees	15,066	14,499	567	3.9
Wealth management fees	8,969	8,498	471	5.5
Card fees	5,654	4,413	1,241	28.1
Capital markets and international banking fees	3,785	3,586	199	5.5
Consumer and other deposit service fees	2,929	3,285	(356)	(10.8)
Brokerage fees	1,050	1,250	(200)	(16.0)
Loan service fees	2,148	2,037	111	5.4
Increase in cash surrender value of life insurance	1,272	1,301	(29)	(2.2)
Net (loss) gain on investment securities	(86)	137	(223)	(162.8)
Net loss on disposal of other assets	(397)	(4)	(393)	NM
Other operating income	6,072	3,615	2,457	68.0
Total non-interest income	$88,306	$91,170	$(2,864)	(3.1)%
NM - Not meaningful

Non-interest income decreased by $2.9 million, or 3.1%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

•	Mortgage banking revenue decreased due to lower mortgage origination volume as a result of the discontinuation of the national mortgage origination business in the second quarter of 2018.

•	Lease financing revenue increased due to higher residual gains and promotional income partly offset by lower fees from the sale of third-party equipment maintenance contracts.

•	Card fees increased due to higher prepaid card fees and credit card fees as a result of increased sales and volume.

•	Other operating income increased as a result of stronger earnings from investments in Small Business Investment Companies.

The following table presents non-interest income for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 (in thousands):

	Six Months Ended
	June 30,
	2018	2017	Increase/ (Decrease)	Percentage Change
Non-interest income:
Mortgage banking revenue	$43,973	$58,608	$(14,635)	(25.0)%
Lease financing revenue, net	47,628	39,819	7,809	19.6
Treasury management fees	30,222	29,188	1,034	3.5
Wealth management fees	18,090	17,018	1,072	6.3
Card fees	10,441	8,979	1,462	16.3
Capital markets and international banking fees	6,783	6,839	(56)	(0.8)
Consumer and other deposit service fees	5,841	6,648	(807)	(12.1)
Brokerage fees	1,914	2,375	(461)	(19.4)
Loan service fees	4,393	4,006	387	9.7
Increase in cash surrender value of life insurance	2,380	2,589	(209)	(8.1)
Net (loss) gain on investment securities	(260)	368	(628)	(170.7)
Net loss on sale of assets	(754)	(127)	(627)	493.7
Other operating income	10,457	7,310	3,147	43.1
Total non-interest income	$181,108	$183,620	$(2,512)	(1.4)%

Non-interest income decreased by $2.5 million, or 1.4%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

•	Mortgage banking revenue decreased due to lower mortgage origination volume as a result of the discontinuation of the national mortgage origination business.

•	Lease financing revenue increased due to higher residual gains and promotional income.

•	Treasury management fees increased due to increased corporate treasury management services.

•	Wealth management fees increased due to the addition of new customers.

•	Card fees increased due to higher prepaid card fees and credit card fees as a result of increased sales and volume.

•	Other operating income increased as a result of stronger earnings from investments in Small Business Investment Companies.

Non-interest Expenses

The following table presents non-interest expense for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 (in thousands):

	Three Months Ended
	June 30,
	2018	2017	Increase/ (Decrease)	Percentage Change
Non-interest expenses:
Salaries and employee benefits expense	$123,478	$102,566	$20,912	20.4%
Occupancy and equipment expense	16,451	15,284	1,167	7.6
Computer services and telecommunication expense	10,871	9,785	1,086	11.1
Advertising and marketing expense	3,342	3,245	97	3.0
Professional and legal expense	8,887	2,450	6,437	262.7
Other intangibles amortization expense	1,896	2,086	(190)	(9.1)
Branch exit and facilities impairment charges	340	6,589	(6,249)	(94.8)
Net loss recognized on other real estate owned and other expense	1,048	690	358	51.9
Goodwill impairment loss	3,623	—	3,623	100.0
Other operating expenses	23,056	23,517	(461)	(2.0)
Total non-interest expenses	$192,992	$166,212	$26,780	16.1%

Non-interest expenses increased by $26.8 million, or 16.1%, for the three months ended June 30, 2018 from the three months ended June 30, 2017. Non-interest expenses include $24.9 million and $7.2 million in merger related and repositioning expenses for the three months ended June 30, 2018 and 2017, respectively. For the second quarter of 2018, approximately $19 million of the merger related and repositioning expenses related to the discontinuation of our national mortgage origination business and approximately $6 million related to the pending merger with Fifth Third. Explanations for changes other than merger related and repositioning expenses are as follows:

•	Salaries and employee benefits expense increased due to annual salary increases, new hires, and higher health insurance costs.

•
Occupancy and equipment expense increased due to higher depreciation, as a result of our investment in our buildings and technology, and higher rental expenses, as a result of the office locations from the mortgage banking acquisition in the fourth quarter of 2017.

•	Computer services and telecommunication expense increased due to investments in technology and infrastructure.

•	Professional and legal expense increased due to case settlements and other legal and professional fees.

The following table presents the detail of the merger related and repositioning expenses for the three months ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended
	June 30,
	2018	2017
Merger related and repositioning expenses (1):
Salaries and employee benefits	$17,510	$552
Occupancy and equipment expense	1	6
Computer services and telecommunication expense	—	76
Professional and legal expense	3,453	3
Branch exit and facilities impairment charges	340	6,589
Goodwill impairment loss (2)	3,623	—
Other operating expenses	17	(60)
Total merger related and repositioning expenses	$24,944	$7,166

(1)	Primarily includes costs incurred in connection with the pending merger with Fifth Third, the discontinuation of our national mortgage origination business, and the American Chartered merger.

(2)	Represents the goodwill impairment charge within the Mortgage Banking Segment in the second quarter of 2018.

The following table presents non-interest expense for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 (in thousands):

	Six Months Ended
	June 30,
	2018	2017	Increase/ (Decrease)	Percentage Change
Non-interest expenses:
Salaries and employee benefits	$229,992	$204,117	$25,875	12.7%
Occupancy and equipment expense	33,880	30,328	3,552	11.7
Computer services and telecommunication expense	22,027	19,225	2,802	14.6
Advertising and marketing expense	7,205	6,406	799	12.5
Professional and legal expense	10,785	5,141	5,644	109.8
Other intangibles amortization expense	3,798	4,176	(378)	(9.1)
Branch exit and facilities impairment charges	340	5,907	(5,567)	(94.2)
Net loss recognized on other real estate owned and other expense	1,095	1,534	(439)	(28.6)
Loss on extinguishment of debt	3,136	—	3,136	100.0
Goodwill impairment loss	3,623	—	3,623	100.0
Other operating expenses	44,997	45,720	(723)	(1.6)
Total non-interest expenses	$360,878	$322,554	$38,324	11.9%

Non-interest expenses increased by $38.3 million, or 11.9%, for the six months ended June 30, 2018 from the six months ended June 30, 2017. Non-interest expenses include $25.6 million and $7.4 million in merger related and repositioning expenses for the six months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018 approximately $19 million of the merger related and repositioning expenses related to the discontinuation of our national mortgage origination business and approximately $6 million related to the pending merger with Fifth Third. Explanations for changes other than merger related and repositioning expenses are as follows:

•	Salaries and employee benefits expense increased due to annual salary increases, new hires, and higher health insurance costs.

•
Occupancy and equipment expense increased due to higher depreciation, as a result of our investment in our buildings and technology, and higher rental expenses, as a result of the office locations from the mortgage banking acquisition.

•	Computer services and telecommunication expense increased due to investments in technology and infrastructure.

•	Professional and legal expense increased due to case settlements and other legal and professional fees.

•
A $3.1 million loss on extinguishment of debt was recognized in the first quarter of 2018 due to the redemption of the junior subordinated notes held by American Chartered Statutory Trust I, as noted earlier.

	Six Months Ended
	June 30,
	2018	2017
Merger related and repositioning expenses (1):
Salaries and employee benefits	$18,067	$1,166
Occupancy and equipment expense	36	10
Computer services and telecommunication expense	—	261
Advertising and marketing expense	26	—
Professional and legal expense	3,457	100
Branch exit and facilities impairment charges	340	5,907
Goodwill impairment loss (2)	3,623	—
Other operating expenses	39	(20)
Total merger related and repositioning expenses	$25,588	$7,424

(1)	Primarily includes costs incurred in connection with the pending merger with Fifth Third, the discontinuation of our national mortgage origination business, and the American Chartered merger.

(2)	Represents the goodwill impairment charge within the Mortgage Banking Segment in the second quarter of 2018.

Income Taxes

Income tax expense for the six months ended June 30, 2018 was $23.7 million compared to $40.7 million for the six months ended June 30, 2017. The decrease was due to the decrease in the effective tax rate resulting from the TCJ Act for six months ended June 30, 2018.

The following table presents information on our income tax rate (dollars in thousands):

	Six Months Ended
	June 30,
	2018	2017
Income before income taxes - as reported	$118,953	$139,670
Tax at Federal statutory rate (21% for 2018 and 35% for 2017)	24,980	48,885

Increase (decrease) due to:
Tax exempt income, net	(5,320)	(9,715)
State tax expense (benefit), net of Federal impact	6,557	5,491
Other items, net	1,517	1,068
Tax expense before discrete items	27,734	45,729
Income tax rate before discrete items (effective tax rate)	23.3%	32.7%

Discrete tax expense (benefit) items (1)	(684)	(2,958)
Discrete tax benefit corporate tax rate changes (2)	(3,387)	—
Discrete tax expense (benefit) merger related items (3)	—	(2,104)
Income tax expense - as reported	$23,663	$40,667
Income tax rate	19.9%	29.1%

(1)	Includes tax benefits on the vesting of restricted shares, exercise of options, and other compensation.

(2)
Includes the impact of the Federal income tax rate decrease due to the TCJ Act (enacted on December 22, 2017) on our net deferred tax liabilities. The re-measurement of our net deferred tax liabilities due to the TCJ Act was determined to be provisional at June 30, 2018.

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

Three Month Comparison

Net income from our Banking Segment for the three months ended June 30, 2018 increased $10.0 million to $47.9 million compared to the three months ended June 30, 2017. The increase in net income was due to the increase in net interest income, higher card fees (more sales and volume in prepaid and credit cards), stronger earnings in SBIC investments, and lower provision for credit losses partly offset by higher non-interest expense. The increase in net interest income was due to higher average loan balances and higher loan yields partly offset by higher funding costs. The average yield on loans increased as a result of an increase in short-term rates. The increase in non-interest expense was due to higher salaries and employee benefits expense (annual pay increases, new hires, and higher insurance costs), occupancy and equipment expense (higher depreciation expense), computer services and telecommunication expense (investments in technology and infrastructure), and professional and legal expense (case settlements and other legal and professional fees). In addition, the Banking Segment was favorably impacted by a lower effective tax rate due to the TCJ Act. Merger related and repositioning expenses were $5.5 million for the three months ended June 30, 2018 compared to $7.2 million for the same period in the prior year.

Net income from our Leasing Segment for the three months ended June 30, 2018 increased $4.1 million to $8.2 million compared to the three months ended June 30, 2017. This increase in net income was due to higher lease financing revenue partly offset by increased salaries and employee benefits expense (the investment in sales and other revenue generating staff). Lease financing revenue increased due to higher residual gains and promotional income partly offset by lower fees from the sale of third-party equipment maintenance contracts. The Leasing Segment was also favorably impacted by a $1.3 million reversal of a deferred tax liability as a result of the decrease in Federal income tax rate due to the TCJ Act.

Compared to the three months ended June 30, 2017, net income from our Mortgage Banking Segment decreased $20.0 million to a loss of $17.6 million for the three months ended June 30, 2018. This decrease was due to lower mortgage origination volume as a result of the discontinuation of our national mortgage origination business and increased salaries and benefits expense due to employee severance expense associated with the discontinuation of our national mortgage origination business.

Six Month Comparison

Net income from our Banking Segment for the six months ended June 30, 2018 increased $9.6 million to $94.4 million compared to the six months ended June 30, 2017. The increase in net income was due to the increase in net interest income, higher card fees (increased sales and volume in prepaid cards and higher credit card usage), and stronger earnings in SBIC investments partly offset by higher non-interest expense. The increase in net interest income was due to higher average loan balances and yields partly offset by higher funding costs. The increase in non-interest expense was due to higher salaries and employee benefits expense, computer services and telecommunication expense (investments in new technology), and professional and legal fees (case settlements and other legal and professional fees). Salaries and employee benefits expense increased due to annual salary increases, new hires, higher health insurance costs, and higher 401(k) and profit sharing contributions expense. In addition, the Banking Segment was favorably impacted by a lower effective tax rate due to the TCJ Act. Merger related and repositioning expenses were $5.5 million for the six months ended June 30, 2018 compared to $7.4 million for the same period in the prior year.

Net income from our Leasing Segment for the six months ended June 30, 2018 increased $9.3 million to $19.3 million compared to the six months ended June 30, 2017. This increase in net income was due to higher lease financing revenue partly offset by increased salaries and employee benefits expense (the investment in sales and other revenue generating staff). Lease financing revenue increased due to higher residual gains and promotional income. The Leasing Segment was also favorably impacted by a $3.8 million reversal of a deferred tax liability as a result of the decrease in Federal income tax rate due to the TCJ Act.

Compared to the six months ended June 30, 2017, net income from our Mortgage Banking Segment decreased $22.6 million to a loss of $18.5 million for the six months ended June 30, 2018. This decrease was due to lower mortgage origination volume as a result of the discontinuation of our national mortgage origination business and increased salaries and benefits expense due to employee severance expense associated with the discontinuation of our national mortgage origination business.

Balance Sheet

Total assets decreased $120.4 million, or 0.6%, to $20.0 billion at June 30, 2018 from December 31, 2017.

•	Investment securities increased $215.2 million, or 8.7%, from December 31, 2017 to June 30, 2018 due to the purchase of residential mortgage-backed securities in March 2018.

•
Total loans, excluding purchased credit-impaired, decreased by $127.1 million, or 0.9%, to $13.7 billion at June 30, 2018 from December 31, 2017 mostly due to a decrease in commercial real estate loans.

Total liabilities decreased by $59.3 million, or 0.3%, to $17.0 billion at June 30, 2018 from December 31, 2017 due to the decrease in non-interest bearing deposits and the redemption of the junior subordinated notes held by American Chartered Statutory Trust I, as noted earlier.

•	Total deposits decreased by $35.7 million, or 0.2%, to $14.9 billion at June 30, 2018 from December 31, 2017 due to the decrease in non-interest bearing deposits.

•	Total borrowings decreased by $1.5 million, or 0.1%, to $1.6 billion at June 30, 2018.

Total stockholders’ equity decreased $61.1 million, or 2.0%, to $2.9 billion at June 30, 2018 compared to December 31, 2017 as a result of the redemption of all $100 million of our 8% Series A non-cumulative perpetual preferred stock partly offset by earnings for the six months ended June 30, 2018 net of dividends declared.

Investment Securities

The following table sets forth the amortized cost and fair value of our investment securities, excluding marketable equity securities and non-marketable FHLB and FRB stock, by type of security as indicated (in thousands):

	June 30, 2018		December 31, 2017		June 30, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
U.S. Government sponsored agencies and enterprises	$5,098	$5,026	$23,013	$23,007	$23,141	$23,229
States and political subdivisions	338,927	350,061	363,813	379,325	367,385	387,351
Residential mortgage-backed securities	1,225,978	1,205,579	861,594	852,699	920,005	917,605
Commercial mortgage-backed securities	63,527	63,424	71,554	72,035	88,159	89,326
Corporate bonds	23,179	23,170	70,155	70,197	137,948	138,556
Equity securities (1)	—	—	11,236	11,063	11,114	11,004
Total Available for Sale	1,656,709	1,647,260	1,401,365	1,408,326	1,547,752	1,567,071
Held to maturity
States and political subdivisions	884,576	901,343	878,400	910,512	896,043	931,209
Residential mortgage-backed securities	38,460	38,860	80,682	81,943	126,869	129,835
Total Held to Maturity	923,036	940,203	959,082	992,455	1,022,912	1,061,044
Total	$2,579,745	$2,587,463	$2,360,447	$2,400,781	$2,570,664	$2,628,115

(1)	Reflected in marketable equity securities on the consolidated balance sheet following the adoption of the new guidance under ASC Topic 825 "Financial Instruments" on January 1, 2018.

Loan Portfolio

The following table sets forth the composition of our loan portfolio (excluding loans held for sale) as of the dates indicated showing the balances of legacy loans and loans acquired through the American Chartered and Taylor Capital mergers (dollars in thousands):

	June 30, 2018				December 31, 2017
	Legacy (1)	Acquired (2)	Total	% of Total	Legacy (1)	Acquired (2)	Total	% of Total
Commercial-related credits:
Commercial loans	$4,639,885	$176,660	$4,816,545	35%	$4,532,153	$254,027	$4,786,180	34%
Commercial loans collateralized by assignment of lease payments	2,085,054	15,406	2,100,460	15	2,077,972	35,163	2,113,135	15
Commercial real estate	3,327,971	601,356	3,929,327	28	3,370,590	776,939	4,147,529	30
Construction real estate	493,047	2,758	495,805	4	401,189	5,660	406,849	3
Total commercial-related credits	10,545,957	796,180	11,342,137	82	10,381,904	1,071,789	11,453,693	82
Other loans:
Residential real estate	1,159,942	192,683	1,352,625	10	1,212,120	220,338	1,432,458	10
Indirect vehicle	748,645	1,338	749,983	5	666,443	1,485	667,928	4
Home equity	155,877	36,908	192,785	1	165,297	53,801	219,098	2
Other consumer loans	81,414	300	81,714	1	72,742	399	73,141	1
Total other loans	2,145,878	231,229	2,377,107	17	2,116,602	276,023	2,392,625	17
Total loans excluding purchased credit-impaired loans	12,691,835	1,027,409	13,719,244	99	12,498,506	1,347,812	13,846,318	99
Purchased credit-impaired loans	66,229	34,772	101,001	1	79,066	40,678	119,744	1
Total loans	$12,758,064	$1,062,181	$13,820,245	100%	$12,577,572	$1,388,490	$13,966,062	100%

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

Non-performing loans exclude loans held for sale. Fair value of these loans includes estimates of credit losses.

The following table sets forth the amounts of non-performing loans, non-performing assets and purchased credit-impaired loans (excluding loans held for sale and other real estate owned acquired as part of our FDIC-assisted transactions) as well as other information regarding asset quality at the dates indicated (dollars in thousands):

	June 30, 2018	December 31, 2017	June 30, 2017
Non-performing loans:
Non-accruing loans	$64,515	$71,238	$51,013
Loans 90 days or more past due, still accruing interest	4,010	5,570	1,190
Total non-performing loans	68,525	76,808	52,203
Other real estate owned	10,869	9,736	11,063
Repossessed assets	643	589	484
Total non-performing assets	$80,037	$87,133	$63,750
Purchased credit-impaired loans	$101,001	$119,744	$149,077
Total allowance for loan and lease losses	$162,790	$157,710	$154,033
Accruing restructured loans (1)	25,660	28,554	29,658
Total non-performing loans to total loans	0.50%	0.55%	0.38%
Total non-performing assets to total assets	0.40	0.43	0.32
Allowance for loan and lease losses to total non-performing loans	237.56	205.33	295.07

(1)	Accruing restructured loans consists of loans that have been modified and are performing in accordance with those modified terms.

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

The following table presents a summary of other real estate owned, excluding assets related to FDIC-assisted transactions, for the six months ended June 30, 2018 and 2017 (in thousands):

	June 30,
	2018	2017
Beginning balance	$9,736	$26,279
Transfers in at fair value less estimated costs to sell	3,890	2,658
Fair value adjustments	(160)	(1,858)
Net gains on sales of other real estate owned	169	670
Cash received upon disposition	(2,766)	(16,686)
Ending balance	$10,869	$11,063

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

	June 30, 2018	December 31, 2017
Commercial loans	$118,178	$89,836
Commercial loans collateralized by assignment of lease payments	5,686	9,407
Commercial real estate	114,286	74,023
Construction real estate	5,534	—
Total	$243,684	$173,266

Potential problem loans increased compared to December 31, 2017 due to migrations from the health care and asset-based lending portfolios.

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

Under our loan risk rating system, each commercial-related loan is risk rated between one and nine by the originating loan officer, Senior Credit Management, Loan Review or loan committee.  A loan rated "one" represents a loan least likely to default, while a loan rated "nine" represents a loss.  The probability of loans defaulting for each risk rating, sometimes referred to as default factors, is estimated based on the frequency with which loans migrate from one risk rating to another and to default status over time.  We use a loan loss reserve model that incorporates loan risk rating migrations and historical default data over a multi-year period to develop estimated default factors ("EDFs").  The model tracks annual loan rating migrations by loan type over the last 17 years and is adjusted to reflect average losses over an economic cycle. EDFs are updated annually in December.

EDFs are multiplied by individual loan balances in each risk-rating category and by a historical loss given default estimate for each loan type (which incorporates recoveries) to determine the appropriate allowance by loan type.  This approach is applied to the commercial, lease, commercial real estate, and construction real estate components of the portfolio.

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

The commercial-related general loss reserve was $139.4 million as of June 30, 2018 and $132.8 million as of December 31, 2017. Reserves on impaired commercial-related loans are included in the “Commercial-Related Specific Reserves” section below.

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

The total commercial-related specific reserves component of the allowance was $6.5 million as of June 30, 2018 compared to $6.1 million as of December 31, 2017.

Consumer-Related Reserves.  Pools of homogeneous loans with similar risk and loss characteristics are also assessed for probable losses.  These loan pools include consumer, residential real estate, home equity, credit cards, and indirect vehicle loans.  Migration probabilities obtained from past due roll rate analyses and historical loss rates are applied to current balances to forecast charge-offs over a one-year time horizon. The reserves for consumer-related loans totaled $16.9 million at June 30, 2018 and $18.9 million at December 31, 2017.

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

We recorded a provision for credit losses of $30 thousand for acquired loans related to the non-purchased credit-impaired bank merger loans as accounted for in accordance with ASC Topic 310-20 for the six months ended June 30, 2018. No additional provisions were recorded on the purchase credit-impaired bank merger loans accounted for in accordance with ASC Topic 310-30.

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

The following table presents an analysis of the allowance for loan and lease losses for the periods presented (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Balance at beginning of period	$163,390	$146,498	$159,408	$141,842
Provision for credit losses	6,219	9,699	13,727	13,433
Charge-offs:
Commercial loans	1,534	700	2,936	868
Commercial loans collateralized by assignment of lease payments	716	—	716	—
Commercial real estate	2,621	262	5,097	1,347
Construction real estate	—	—	—	—
Residential real estate	28	270	729	360
Home equity	184	261	248	434
Indirect vehicles	1,328	930	3,152	2,341
Other consumer loans	309	498	660	944
Total charge-offs	6,720	2,921	13,538	6,294
Recoveries:
Commercial loans	167	1,339	504	2,849
Commercial loans collateralized by assignment of lease payments	149	249	400	712
Commercial real estate	329	362	1,091	880
Construction real estate	37	47	430	159
Residential real estate	26	58	96	586
Home equity	228	292	298	575
Indirect vehicles	664	565	1,843	1,217
Other consumer loans	89	109	319	338
Total recoveries	1,689	3,021	4,981	7,316
Net charge-offs (recoveries)	5,031	(100)	8,557	(1,022)
Allowance for credit losses	164,578	156,297	164,578	156,297
Allowance for unfunded credit commitments	(1,788)	(2,264)	(1,788)	(2,264)
Allowance for loan and lease losses	$162,790	$154,033	$162,790	$154,033
Total loans	$13,820,245	$13,614,141	$13,820,245	$13,614,141
Ratio of allowance to total loans	1.18%	1.13%	1.18%	1.13%
Ratio of net charge-offs (recoveries) to average loans (annualized)	0.15	(0.00)	0.12	(0.02)

Net charge-offs of $5.0 million were recorded in the three months ended June 30, 2018 compared to net recoveries of $100 thousand in the three months ended June 30, 2017. A provision for credit losses of $6.2 million was recorded for the three months ended June 30, 2018 compared to $9.7 million for the three months ended June 30, 2017. A provision for credit losses of $1.8 million was recorded for bank merger loans for the three months ended June 30, 2018 compared to a provision for credit losses of $1.5 million for bank merger loans for the three months ended June 30, 2017.

Net charge-offs of $8.6 million were recorded in the six months ended June 30, 2018 compared to net recoveries of $1.0 million in the six months ended June 30, 2017. A provision for credit losses of $13.7 million was recorded for the six months ended June 30, 2018 compared to $13.4 million for the six months ended June 30, 2017. A provision for credit losses of $30 thousand was recorded for bank merger loans for the six months ended June 30, 2018 compared to a provision for credit losses of $6.9 million for bank merger loans for the six months ended June 30, 2017.

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

Lease investments by categories follow (in thousands):

	June 30, 2018	December 31, 2017	June 30, 2017
Direct finance leases:
Minimum lease payments	$460,476	$492,953	$454,283
Estimated unguaranteed residual values	64,717	74,220	68,135
Less: unearned income	(38,712)	(41,311)	(37,020)
Direct finance leases (1)	$486,481	$525,862	$485,398
Leveraged leases:
Minimum lease payments	$45	$179	$390
Estimated unguaranteed residual values	10	10	54
Less: unearned income	—	(3)	(10)
Less: related non-recourse debt	(45)	(177)	(383)
Leveraged leases (1)	$10	$9	$51
Operating leases:
Equipment, at cost	$620,227	$575,612	$491,844
Less accumulated depreciation	(186,722)	(166,561)	(145,808)
Lease investments, net	$433,505	$409,051	$346,036

(1)	Direct finance and leveraged leases are included as commercial loans collateralized by assignment of lease payments for financial statement purposes.

Leases that transfer substantially all of the benefits and risk related to the equipment ownership are classified as direct finance leases. If these direct finance leases have non-recourse debt associated with them and meet the additional requirements for a leveraged lease, they are further classified as leveraged leases, and the associated debt is netted with the outstanding balance in the consolidated financial statements. Interest income on direct finance and leveraged leases is recognized using methods which approximate a level yield over the term of the lease. Operating leases are investments in equipment leased to other companies, where the residual component makes up more than 10% of the investment.  The Company funds most of the lease equipment purchases internally, but has some loans at other banks which totaled $75.5 million at June 30, 2018, $76.3 million at December 31, 2017, and $71.5 million at June 30, 2017.

At June 30, 2018, the following reflects the residual values for leases by category in the year the initial lease term ends (in thousands):

	Residual Values
	Direct
End of initial lease term	Finance	Leveraged	Operating
December 31,	Leases	Leases	Leases	Total
2018	$5,112	$10	$10,050	$15,172
2019	9,190	—	12,240	21,430
2020	13,795	—	26,984	40,779
2021	5,629	—	21,085	26,714
2022	9,417	—	17,147	26,564
Thereafter	21,574	—	43,280	64,854
	$64,717	$10	$130,786	$195,513

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

Often times, there are several individual lease schedules under one master lease.  There were 4,718 leases at June 30, 2018 compared to 4,773 at December 31, 2017.  The average residual value per lease schedule was approximately $41 thousand and $45 thousand at June 30, 2018 and December 31, 2017, respectively.  The average residual value per master lease schedule was approximately $168 thousand at June 30, 2018 and $183 thousand at December 31, 2017. Certain residual values have less than full residual risk.

Liquidity and Sources of Capital

Our cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities.

Cash flows from operating activities include net income, adjusted for items in net income that did not impact cash.  Net cash flows provided by operating activities were $263.8 million for the six months ended June 30, 2018 compared to net cash flows provided by operating activities of $177.2 million for the six months ended June 30, 2017.  The change was mostly due to lower net proceeds of loans held for sale in the six months ended June 30, 2017.

Cash flows from investing activities reflects the impact of loans and investment securities acquired for the Company’s interest-earning asset portfolios, as well as cash flows from asset sales and the impact of acquisitions.  For the six months ended June 30, 2018, the Company had net cash flows used in investing activities of $161.6 million compared to net cash flows used in investing activities of $731.0 million for the six months ended June 30, 2017.  The change was mostly due to a decrease in loans partly offset by an increase in purchases of investment securities during the six months ended June 30, 2018.

Cash flows from financing activities include transactions and events whereby cash is obtained from depositors, creditors or investors.  For the six months ended June 30, 2018, the Company had net cash flows used in financing activities of $188.3 million compared to net cash flows provided by financing activities of $554.6 million for the six months ended June 30, 2017.  The change in cash flows from financing activities was mostly due to the decrease in short-term borrowings, the redemption of our 8% Series A non-cumulative perpetual preferred stock and junior subordinated notes held by American Chartered Statutory Trust I, and a decrease in deposits during the six months ended June 30, 2018 partly offset by an increase in long-term borrowings.

In the event that additional short-term liquidity is needed, we have established relationships with several large and regional banks to provide short-term borrowings in the form of federal funds purchases.  While, at June 30, 2018, there were no firm lending commitments in place, management believes that we could borrow approximately $641.5 million for a short time from these banks on a collective basis.  Additionally, we are a member of Federal Home Loan Bank of Chicago ("FHLB").  As of June 30, 2018, the Company had $878.1 million outstanding in FHLB advances, and could borrow an additional amount of approximately $762.1 million.  As a contingency plan for significant funding needs, the Asset/Liability Committee may also consider the sale of investment securities, selling securities under agreement to repurchase, or the temporary curtailment of lending activities.  As of June 30, 2018, the Company had approximately $1.9 billion of unpledged securities, excluding securities available for pledge at the FHLB.

Our main sources of liquidity at the holding company level are dividends from MB Financial Bank and cash on hand. We previously maintained a $35.0 million unsecured line of credit at the holding company level with a correspondent bank. No borrowings were outstanding on the line of credit as of June 30, 2018, and the line of credit matured on June 30, 2018. The holding company had $165.4 million in cash as of June 30, 2018.

See Notes 8 and 9 to the consolidated financial statements in Part I, Item 1 of this report for details of period end balances and other information for these various funding sources. There were no material changes outside the ordinary course of business in the Company’s contractual obligations at June 30, 2018 as compared to December 31, 2017.

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

At June 30, 2018, the Company’s total risk-based capital ratio was 13.75%, Tier 1 capital to risk-weighted assets ratio was 10.81%, common equity Tier 1 capital to risk-weighted assets ratio was 9.68% and Tier 1 capital to average asset ratio was 9.74%. At June 30, 2018, MB Financial Bank’s total risk-based capital ratio was 12.79%, Tier 1 capital to risk-weighted assets ratio was 10.81%, common equity Tier 1 capital to risk-weighted assets ratio was 10.79% and Tier 1 capital to average asset ratio was 9.73%. MB Financial Bank was categorized as “Well-Capitalized” at June 30, 2018 under the regulations of the Office of the Comptroller of the Currency.

The Company and MB Financial Bank must maintain a capital conservation buffer consisting of additional common equity Tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  The new capital conservation buffer requirement began phasing in on January 1, 2016 when a buffer greater than 0.625% of risk-weighted assets was required, which amount will increase each year until the buffer requirement is fully implemented on January 1, 2019. At June 30, 2018, the Company and MB Financial Bank maintained capital above the 1.875% conservation buffer required for 2018.

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

Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (1) the possibility that our actual results on selected items relating to our mortgage operations for which we have provided projections or estimates in this document will be materially different from such projections or estimates; (2) the ability to satisfy closing conditions to our pending merger with Fifth Third, including the approvals by our stockholders, on the expected terms and schedule; (3) the ability to obtain regulatory approvals required to complete our pending merger with Fifth Third, and the timing and conditions for such approvals; (4) delays in closing our pending merger with Fifth Third; (5) disruptions to our business resulting from our pending merger with Fifth Third; (6) the risk that funds obtained from capital raising activities will not be utilized efficiently or effectively; (7) expected revenues, cost savings, synergies, and other benefits from our other merger and acquisition activities might not be realized within the expected time frames or at all and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (8) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan and lease losses, which could necessitate additional provisions for loan losses, resulting both from originated loans and loans acquired from other financial institutions; (9) the quality and composition of our securities portfolio; (10) competitive pressures among depository institutions; (11) interest rate movements and their impact on customer behavior, net interest margin and the value of our mortgage servicing rights; (12) the possibility that our mortgage banking business may experience increased volatility in its revenues and earnings and the possibility that the profitability of our mortgage banking business could be significantly reduced, both before and after the discontinuation of our national mortgage origination business, if we are unable to originate and sell mortgage loans at profitable margins or if changes in interest rates negatively impact the value of our mortgage servicing rights; (13) the impact of repricing and competitors’ pricing initiatives on loan and deposit products; (14) fluctuations in real estate values; (15) results of examinations of us and our bank subsidiary by regulatory authorities and the possibility that any such regulatory authority may, among other things, limit our business activities, require us to change our business mix, increase our allowance for loan and lease losses, write-down asset values or increase our capital levels, or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; (16) our ability to adapt successfully to technological changes to meet customers’ needs and developments in the market place; (17) the possibility that security measures implemented might not be sufficient to mitigate the risk of a cyber attack or cyber theft, and that such security measures might not protect against systems failures or interruptions; (18) our ability to realize the residual values of our direct finance, leveraged, and operating leases; (19) our ability to access cost-effective funding; (20) changes in financial markets; (21) changes in economic conditions in general and in the Chicago metropolitan area in particular; (22) the costs, effects, and outcomes of litigation; (23) new legislation or regulatory changes, changes in the interpretation and/or application of laws and regulations by regulatory authorities, other governmental initiatives affecting the financial services industry and changes in federal and/or state tax laws, including but not limited to the TCJ Act, or interpretations thereof by taxing authorities; (24) changes in accounting principles, policies or guidelines; and (25) future goodwill impairment due to changes in our business, changes in market conditions, or other factors.

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

Asset Liability Management.  Management and our Treasury Group continually monitor our sensitivity to interest rate changes.  It is our policy to maintain an acceptable level of interest rate risk over a range of possible changes in interest rates while remaining responsive to market demand for loan and deposit products.  The strategy we employ to manage our interest rate risk is to measure our risk using an asset/liability simulation model.  The model considers several factors to determine our potential exposure to interest rate risk, including measurement of repricing gaps, duration, convexity, value at risk, and the market value of portfolio equity under assumed changes in the level of interest rates, shape of the yield curves, and general market volatility.  Management controls our interest rate exposure using several strategies, which include adjusting the maturities of securities in our investment portfolio, and limiting fixed rate loans or fixed rate deposits with terms of more than five years.  We also use derivative instruments, principally interest rate swaps, to manage our interest rate risk.  See Note 14 to the consolidated financial statements in Part I, Item 1 of this report.

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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at June 30, 2018 that we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown.  Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability.

The table is intended to provide an approximation of the projected repricing of assets and liabilities at June 30, 2018 based on contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced because of contractual amortization and rate adjustments on adjustable-rate loans.  Loan and investment securities’ contractual maturities and amortization reflect expected prepayment assumptions.  While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on some of the accounts will not adjust immediately to changes in other interest rates. Therefore, the information in the table is calculated assuming that NOW, money market and savings deposits will reprice as follows: 49%, 47%, and 31%, respectively, in the first three months, 5%, 10%, and 12%, respectively, in the next nine months, 19%, 30%, and 37%, respectively, from one year to five years, and 27%, 13%, and 20%, respectively over five years (dollars in thousands):

	Time to Maturity or Repricing
	0 – 90	91 - 365	1 – 5	Over 5
	Days	Days	Years	Years	Total
Interest Earning Assets:
Interest earning deposits with banks	$106,833	$10,519	$2,320	$—	$119,672
Investment securities	95,850	279,635	1,257,482	1,063,704	2,696,671
Loans held for sale	423,367	—	—	—	423,367
Loans, including covered loans	8,200,144	1,530,777	3,386,908	702,416	13,820,245
Total interest earning assets	$8,826,194	$1,820,931	$4,646,710	$1,766,120	$17,059,955
Interest Bearing Liabilities:
NOW, money market, and interest bearing deposits	$2,356,771	$378,214	$1,219,715	$995,976	$4,950,676
Savings deposits	370,623	145,882	442,857	221,716	1,181,078
Time deposits	384,151	970,464	1,088,115	971	2,443,701
Short-term borrowings	576,462	75,000	—	—	651,462
Long-term borrowings	383,282	19,260	323,762	3,988	730,292
Junior subordinated notes issued to capital trusts	194,450	—	—	—	194,450
Total interest bearing liabilities	$4,265,739	$1,588,820	$3,074,449	$1,222,651	$10,151,659
Rate sensitive assets (RSA)	$8,826,194	$10,647,125	$15,293,835	$17,059,955	$17,059,955
Rate sensitive liabilities (RSL)	4,265,739	5,854,559	8,929,008	10,151,659	10,151,659
Cumulative GAP (GAP=RSA-RSL)	4,560,455	4,792,566	6,364,827	6,908,296	6,908,296
RSA/Total assets	44.20%	53.32%	76.60%	85.44%	85.44%
RSL/Total assets	21.36	29.32	44.72	50.84	50.84
GAP/Total assets	22.84	24.00	31.88	34.60	34.60
GAP/RSA	51.67	45.01	41.62	40.49	40.49

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

Based on simulation modeling which assumes gradual changes in interest rates over a one-year period and no growth in balances of our interest earning assets and interest bearing liabilities at June 30, 2018 and December 31, 2017, we believe that our net interest income would change due to changes in interest rates as follows (dollars in thousands):

Gradual	Changes in Net Interest Income Over One Year Horizon
Changes in	June 30, 2018		December 31, 2017
Levels of	Dollar	Percentage	Dollar	Percentage
Interest Rates	Change	Change	Change	Change
+ 2.00%	$54,542	8.43%	$46,967	7.33%
+ 1.00%	27,675	4.28	25,565	3.99
- 1.00%	(27,058)	(4.18)	(33,889)	(5.29)

In the interest rate sensitivity table above, changes in net interest income between June 30, 2018 and December 31, 2017 reflect changes in the composition of interest earning assets and interest bearing liabilities, related interest rates, repricing frequencies, and the fixed or variable characteristics of the interest earning assets and interest bearing liabilities.  The changes in net interest income incorporate the impact of loan floors as well as shifts from low cost deposits to higher cost certificates of deposit in a rising rate environment.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of June 30, 2018 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting: During the quarter ended June 30, 2018, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On April 12, 2018, we announced the discontinuation of our national mortgage origination business, which includes substantially all originations outside of our consumer banking footprint in the Chicagoland area. As a result, we expect to incur one-time pre-tax costs of approximately $37 million to $41 million. It may take longer than we expect to complete the winding down of this business and we may incur costs that exceed our estimated costs. Although we expect the net impact of anticipated reductions in our quarterly net interest income from the Mortgage Banking Segment, mortgage origination revenue from the Mortgage Banking Segment, mortgage servicing revenue from the Mortgage Banking Segment and non-interest expense from the Mortgage Banking Segment to increase our quarterly pre-tax income from the first quarter of 2018 by approximately $7.4 million by the first quarter of 2019, no assurance can be given as to when or whether we will realize this benefit. In addition, we expect revenues from the Mortgage Banking Segment to decrease more quickly than expenses from the Mortgage Banking Segment, as we stopped accepting locked loans and loan applications from our national residential mortgage origination business during the second quarter of 2018.

Our merger agreement with Fifth Third may be terminated in accordance with its terms and the merger may not be completed.
Our merger agreement with Fifth Third is subject to a number of conditions which must be fulfilled in order to complete the merger. Those conditions include: approval of the merger and a charter amendment by our common stockholders, receipt of requisite regulatory approvals, absence of orders prohibiting completion of any of the proposed transactions, effectiveness of Fifth Third’s registration statement filed with the SEC for the shares of Fifth Third stock to be issued in connection with the merger, the accuracy of the representations and warranties in the merger agreement by both parties (subject to the materiality standards set forth in the merger agreement) and the performance by both parties of their covenants and agreements under the merger agreement, and the receipt by both parties of legal opinions from their respective tax counsels. These conditions to the closing of the merger may not be fulfilled in a timely manner or at all, and, accordingly, the merger may not be completed. In addition, the parties can mutually decide to terminate the merger agreement at any time, before or after stockholder approval, and we or Fifth Third may elect to terminate the merger agreement in certain other circumstances.
Termination of the merger agreement could negatively impact us.
If the merger is not completed for any reason, including as a result of a failure to obtain the requisite approvals from our stockholders, our ongoing business may be adversely impacted and, without realizing any of the anticipated benefits of completing the merger, we would be subject to a number of risks, including the following:

•
we may experience negative reactions from the financial markets, including negative impacts on our stock price (including to the extent that the current market price reflects a market assumption that the merger will be completed);

•	we may experience negative reactions from our customers, vendors and employees;

•	we will have incurred substantial expenses and will be required to pay certain costs relating to the merger, whether or not the merger is completed;

•
the merger agreement places certain restrictions on the conduct of our businesses prior to completion of the merger. Such restrictions, the waiver of which is subject to the consent of Fifth Third (not to be unreasonably withheld, conditioned or delayed), may prevent us from making certain acquisitions or taking certain other specified actions during the pendency of the merger; and

•
matters relating to the merger (including integration planning) will require substantial commitments of time and resources by our management, which would otherwise have been devoted to other opportunities that may have been beneficial to us as an independent company.

If the merger agreement is terminated and our board of directors seeks another merger or business combination, our stockholders cannot be certain that we will be able to find a party willing to offer equivalent or more attractive consideration than the consideration Fifth Third has agreed to provide in the merger, or that such other merger or business combination will be completed. If the merger agreement is terminated under certain circumstances, we may be required to pay a termination fee of $151.2 million to Fifth Third.
We will be subject to business uncertainties and contractual restrictions while the merger is pending.
Uncertainty about the effect of the merger on employees and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the merger is completed, and could cause customers and others that deal with us to seek to change existing business relationships with us. Retention of certain employees may be challenging during the pendency of the merger, as certain employees may experience uncertainty about their future roles. If key employees depart, our business could be negatively impacted. In addition, the merger agreement restricts us from making certain acquisitions and taking other specified actions without the consent of Fifth Third until the merger occurs. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the merger.
The merger agreement contains provisions that may discourage other companies from trying to acquire us for greater merger consideration.
The merger agreement contains provisions that may discourage a third party from submitting a business combination proposal to us that might result in greater value to our stockholders than the merger or may result in a potential competing acquirer proposing to pay a lower per share price to acquire us than it might otherwise have proposed to pay absent such provisions. These provisions include a general prohibition on us soliciting, or, subject to certain exceptions relating to the exercise of fiduciary duties by our board of directors, entering into discussions with any third party regarding any acquisition proposal or offers for competing transactions. We also have an unqualified obligation to submit the proposal to approve the merger to a vote by our stockholders, even if we receive an alternative acquisition proposal that our board of directors believes is superior to the proposed merger with Fifth Third, unless the merger agreement has been terminated in accordance with its terms. In addition, we may be required to pay Fifth Third a termination fee of $151.2 million upon termination of the merger agreement in certain circumstances involving acquisition proposals for competing transactions.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information for the three months ended June 30, 2018 with respect to our repurchases of our outstanding common shares:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in Thousands)
April 1, 2018 — April 30, 2018	—	$—	—	$—
May 1, 2018 — May 31, 2018	—	—	—	—
June 1, 2018 — June 30, 2018	—	—	—	—
Total	—	$—	—

Item 6.	Exhibits

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated as of July 14, 2013, by and among the Registrant and Taylor Capital Group, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on July 18, 2013 (File No.0-24566-01))

2.2
Amendment, dated as of June 30, 3014, to Agreement and Plan of Merger, dated as of July 14, 2013, by and between the Registrant and Taylor Capital Group, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on July 1, 2014 (File No.0-24566-01))

2.3
Letter Agreement, dated as of June 30, 3014, by and between the Registrant and Taylor Capital Group, Inc. (incorporated herein by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K filed on July 1, 2014 (File No.0-24566-01))

2.4
Agreement and Plan of Merger, dated as of May 1, 2006, by and among the Registrant, MBFI Acquisition Corp. and First Oak Brook Bancshares, Inc. (“First Oak Brook”)(incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on May 2, 2006 (File No.0-24566-01))

2.5
Purchase and Assumption Agreement among Federal Deposit Insurance Corporation, Receiver of Corus Bank, National Association, Chicago, Illinois, Federal Deposit Insurance Corporation and MB Financial Bank, N.A., dated as of September 11, 2009 (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 17, 2009 (File No.0-24566-01))

2.6
Purchase and Assumption Agreement among Federal Deposit Insurance Corporation, Receiver of Broadway Bank, Chicago, Illinois, Federal Deposit Insurance Corporation and MB Financial Bank, N.A., dated as of April 23, 2010 (incorporated herein by reference to Exhibit 2.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 0-24566-01))

2.7
Purchase and Assumption Agreement among Federal Deposit Insurance Corporation, Receiver of New Century Bank, Chicago, Illinois, Federal Deposit Insurance Corporation and MB Financial Bank, N.A., dated as of April 23, 2010 (incorporated herein by reference to Exhibit 2.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 0-24566-01))

2.8
Agreement and Plan of Merger, dated as of November 20, 2015, by and between the Registrant and American Chartered Bancorp, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on November 24, 2015 (File No.001-36599))

2.9
Agreement and Plan of Merger by and among Fifth Third Bancorp, Fifth Third Financial Corporation and MB Financial, Inc., dated as of May 20, 2018 (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on May 23, 2018 (File No. 001-36599))

3.1
Charter of the Registrant, as amended (incorporated herein by reference to Exhibit 4.1 to the Post-Effective Amendment No. One on Form S-8 to the Registrant’s Form S-4 Registration Statement filed on August 26, 2016 (Registration No. 333-208966))

3.1A
Articles Supplementary to the Charter of the Registrant for the Registrant’s Perpetual Non-Cumulative Preferred Stock, Series A (incorporated herein by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form 8-A filed on August 14, 2014 (File No.001-36599))

3.1B
Articles Supplementary to the Charter of the Registrant for the Registrant’s Cumulative Voting Convertible Preferred Stock, Series B (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on August 30, 2016 (File No.001-36599))

Exhibit Number	Description

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

101
The following financial statements from the MB Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) the notes to consolidated financial statements*

*  Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MB FINANCIAL, INC.
(registrant)

Date:	August 9, 2018	By:	/s/Mitchell Feiger
Mitchell Feiger
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2018	By:	/s/Randall T. Conte
Randall T. Conte
Vice President and Chief Financial Officer
(Principal Financial Officer)