Form 10-Q
period 2018-09-30
MB FINANCIAL INC /MD
filed 2018-11-09
CIK 1139812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

There were issued and outstanding 84,236,864 shares of the Registrant’s common stock as of November 9, 2018.

MB FINANCIAL, INC.

FORM 10-Q

September 30, 2018

i

PART I.        FINANCIAL INFORMATION

Item 1.	Financial Statements

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	(Unaudited)
	September 30, 2018	December 31, 2017
ASSETS
Cash and due from banks	$342,933	$397,880
Interest earning deposits with banks	87,740	181,341
Total cash and cash equivalents	430,673	579,221
Investment securities:
Securities available for sale, at fair value	1,710,636	1,408,326
Securities held to maturity, at amortized cost ($932,756 fair value at September 30, 2018 and $992,455 at December 31, 2017)	923,082	959,082
Marketable equity securities, at fair value	10,901	—
Non-marketable securities - FHLB and FRB stock	107,407	114,111
Total investment securities	2,752,026	2,481,519
Loans held for sale	51,834	548,578
Loans:
Total loans, excluding purchased credit-impaired loans	13,843,880	13,846,318
Purchased credit-impaired loans	91,072	119,744
Total loans	13,934,952	13,966,062
Less: Allowance for loan and lease losses	155,411	157,710
Net loans	13,779,541	13,808,352
Lease investments, net	429,843	409,051
Premises and equipment, net	274,006	286,690
Cash surrender value of life insurance	207,280	203,602
Goodwill	999,925	1,003,548
Other intangibles	49,114	54,766
Mortgage servicing rights, at fair value	295,803	276,279
Other real estate owned, net	10,933	9,736
Other real estate owned related to FDIC-assisted transactions	2,661	4,788
Other assets	436,332	420,810
Total assets	$19,719,971	$20,086,940
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$6,036,012	$6,381,512
Interest bearing	8,672,781	8,576,866
Total deposits	14,708,793	14,958,378
Short-term borrowings	903,355	861,039
Long-term borrowings	451,677	505,158
Junior subordinated notes issued to capital trusts	133,995	211,494
Accrued expenses and other liabilities	556,822	541,048
Total liabilities	16,754,642	17,077,117
STOCKHOLDERS’ EQUITY
Preferred stock, ($0.01 par value, authorized 10,000,000 shares at September 30, 2018 and December 31, 2017; Series A, 8% perpetual non-cumulative, none issued and outstanding at September 30, 2018 and 4,000,000 shares issued and outstanding at December 31, 2017, $25 liquidation value; Series C, 6% perpetual non-cumulative, 200,000 shares issued and outstanding at September 30, 2018 and December 31, 2017, $1,000 liquidation value)	194,719	309,999
Common stock, ($0.01 par value; authorized 120,000,000 shares at September 30, 2018 and December 31, 2017; issued 86,160,783 shares at September 30, 2018 and 85,801,702 shares at December 31, 2017)	862	858
Additional paid-in capital	1,703,404	1,691,007
Retained earnings	1,147,060	1,065,303
Accumulated other comprehensive (loss) income	(17,186)	3,584
Less: 1,940,112 and 1,883,810 shares of treasury common stock, at cost, at September 30, 2018 and December 31, 2017, respectively	(63,530)	(60,928)
Total stockholders’ equity	2,965,329	3,009,823
Total liabilities and stockholders’ equity	$19,719,971	$20,086,940

     See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Interest income:
Loans:
Taxable	$168,190	$155,440	$489,710	$432,603
Nontaxable	2,146	2,632	6,747	8,303
Investment securities:
Taxable	10,366	8,440	28,878	26,279
Nontaxable	9,387	9,731	28,302	29,541
Other interest earning accounts and Federal funds sold	1,650	327	2,025	754
Total interest income	191,739	176,570	555,662	497,480
Interest expense:
Deposits	20,485	10,865	52,903	27,133
Short-term borrowings	2,317	5,148	7,602	11,440
Long-term borrowings and junior subordinated notes	7,089	3,610	20,859	9,923
Total interest expense	29,891	19,623	81,364	48,496
Net interest income	161,848	156,947	474,298	448,984
Provision for credit losses	21,503	4,517	35,230	17,950
Net interest income after provision for credit losses	140,345	152,430	439,068	431,034
Non-interest income:
Mortgage banking revenue	9,916	28,242	53,889	86,850
Lease financing revenue, net	25,205	23,148	72,833	62,967
Treasury management fees	15,226	14,508	45,448	43,696
Wealth management fees	9,089	8,702	27,179	25,720
Card fees	5,362	4,585	15,803	13,564
Capital markets and international banking fees	1,913	4,870	8,696	11,709
Consumer and other deposit service fees	3,051	3,424	8,892	10,072
Brokerage fees	1,138	1,004	3,052	3,379
Loan service fees	2,103	2,114	6,496	6,120
Increase in cash surrender value of life insurance	1,298	1,321	3,678	3,910
Net (loss) gain on investment securities	(85)	83	(345)	451
Net loss on disposal of other assets	(32)	(180)	(786)	(307)
Other operating income	5,657	4,110	16,114	11,420
Total non-interest income	79,841	95,931	260,949	279,551
Non-interest expenses:
Salaries and employee benefits expense	101,885	105,815	331,877	309,932
Occupancy and equipment expense	16,117	15,382	49,997	45,710
Computer services and telecommunication expense	12,684	10,062	34,711	29,287
Advertising and marketing expense	3,432	2,558	10,637	8,964
Professional and legal expense	2,586	2,109	13,371	7,250
Other intangibles amortization expense	1,854	2,038	5,652	6,214
Branch exit and facilities impairment charges	3,292	2,773	3,632	8,680
Net loss (gain) recognized on other real estate owned and other related expense	248	(86)	1,343	1,448
Loss on extinguishment of debt	6,255	—	9,391	—
Goodwill impairment loss	—	—	3,623	—
Other operating expenses	20,191	22,310	65,188	68,030
Total non-interest expenses	168,544	162,961	529,422	485,515
Income before income taxes	51,642	85,400	170,595	225,070
Income tax expense	8,928	24,557	32,591	65,224
Net income	42,714	60,843	138,004	159,846
Dividends on preferred shares	3,000	2,002	9,100	6,007
Return from preferred stockholders due to redemption	—	—	(15,280)	—
Net income available to common stockholders	$39,714	$58,841	$144,184	$153,839

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - (Continued)
(Amounts in thousands, except share and per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Common share data:
Basic earnings per common share	$0.47	$0.70	$1.71	$1.84
Diluted earnings per common share	0.47	0.69	1.69	1.81
Weighted average common shares outstanding for basic earnings per common share	84,369,519	83,891,175	84,230,835	83,799,694
Diluted weighted average common shares outstanding for diluted earnings per common share	85,335,109	84,779,797	85,162,220	84,775,952

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net income	$42,714	$60,843	$138,004	$159,846
Unrealized holding (gains) losses on investment securities, net of reclassification adjustments	(10,296)	(890)	(30,356)	9,143
Reclassification adjustment for amortization of unrealized losses (gains) on investment securities transferred to held to maturity from available for sale	152	(266)	418	(1,089)
Reclassification adjustments for losses (gains) included in net income	85	(83)	345	(451)
Other comprehensive (loss) income, before tax	(10,059)	(1,239)	(29,593)	7,603
Income tax expense (benefit) related to items of other comprehensive (loss) income	2,691	491	7,916	(3,021)
Other comprehensive (loss) income, net of tax	(7,368)	(748)	(21,677)	4,582
Comprehensive income	$35,346	$60,095	$116,327	$164,428

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2018 and 2017
(Amounts in thousands, except per share data) (Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Non-controlling Interest	Total Stock- holders’ Equity
Balance at December 31, 2016	$115,572	$856	$1,678,826	$838,892	$5,190	$(60,384)	$257	$2,579,209
Net income	—	—	—	159,846	—	—	—	159,846
Other comprehensive income, net of tax	—	—	—	—	4,582	—	—	4,582
Conversion of preferred stock to common stock	(292)	—	292	—	—	—	—	—
Cash dividends declared on preferred shares	—	—	—	(6,007)	—	—	—	(6,007)
Cash dividends declared on common shares ($0.61 per share)	—	—	—	(51,783)	—	—	—	(51,783)
Restricted common stock activity, net of tax	—	—	(6,829)	—	—	3,549	—	(3,280)
Stock option activity, net of tax	—	2	330	—	—	—	—	332
Repurchase of common shares in connection with employee benefit plans and held in trust for deferred compensation plan	—	—	605	—	—	(3,902)	—	(3,297)
Stock-based compensation expense	—	—	13,317	—	—	—	—	13,317
Purchase of additional investment in subsidiary from minority owners	—	—	(570)	—	—	—	(257)	(827)
Balance at September 30, 2017	$115,280	$858	$1,685,971	$940,948	$9,772	$(60,737)	$—	$2,692,092

Balance at December 31, 2017	$309,999	$858	$1,691,007	$1,065,303	$3,584	$(60,928)	$—	$3,009,823
Cumulative effect of accounting changes	—	—	—	(1,204)	907	—	—	(297)
Net income	—	—	—	138,004	—	—	—	138,004
Other comprehensive loss, net of tax	—	—	—	—	(21,677)	—	—	(21,677)
Redemption of preferred stock	(115,280)	—	—	15,280	—	—	—	(100,000)
Cash dividends declared on preferred shares	—	—	—	(9,100)	—	—	—	(9,100)
Cash dividends declared on common shares ($0.72 per share)	—	—	—	(61,223)	—	—	—	(61,223)
Restricted common stock activity, net of tax	—	2	(3,178)	—	—	—	—	(3,176)
Stock option activity, net of tax	—	2	856	—	—	—	—	858
Repurchase of common shares in connection with employee benefit plans and held in trust for deferred compensation plan	—	—	1,031	—	—	(2,602)	—	(1,571)
Stock-based compensation expense	—	—	13,688	—	—	—	—	13,688
Balance at September 30, 2018	$194,719	$862	$1,703,404	$1,147,060	$(17,186)	$(63,530)	$—	$2,965,329

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands) (Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Cash Flows From Operating Activities
Net income	$138,004	$159,846
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment and leased equipment	84,762	69,859
Branch exit and facilities impairment charges	3,632	8,680
Compensation expense for share-based payment plans	13,688	13,317
Net loss (gain) on sales of premises and equipment and leased equipment	633	(794)
Amortization of other intangibles	5,652	6,214
Provision for credit losses	35,230	17,950
Deferred income tax expense	32,190	37,574
Amortization of premiums and discounts on investment securities, net	24,998	30,124
Accretion of discounts on loans, net	(13,789)	(21,760)
Net loss (gain) on investment securities	345	(451)
Proceeds from sale of loans held for sale	2,442,638	3,665,709
Origination of loans held for sale	(2,051,710)	(3,629,230)
Net loss (gain) on sale of loans held for sale	11,087	(10,073)
Origination of mortgage servicing rights	(30,086)	(43,197)
Change in fair value of mortgage servicing rights	10,723	20,601
Net loss on other real estate owned	798	1,397
Increase in cash surrender value of life insurance	(3,678)	(3,910)
Loss on extinguishment of debt	9,391	—
Goodwill impairment loss	3,623	—
(Decrease) increase in other assets, net	(8,401)	18,075
Decrease in other liabilities, net	(16,074)	(49,043)
Net cash provided by operating activities	693,656	290,888
Cash Flows From Investing Activities
Proceeds from sales of investment securities available for sale	2,610	2,271
Proceeds from maturities and calls of investment securities available for sale	312,450	249,264
Purchases of investment securities available for sale	(668,673)	(66,402)
Proceeds from maturities and calls of investment securities held to maturity	82,245	105,065
Purchases of investment securities held to maturity	(56,271)	(36,877)
Purchase of marketable equity securities	(376)	—
Proceeds from sales of marketable equity securities	178	—
Purchases of non-marketable securities - FHLB and FRB stock	(44,505)	(135,479)
Redemption of non-marketable securities - FHLB and FRB stock	51,208	126,410
Net decrease (increase) in loans	85,407	(1,100,271)
Purchases of mortgage servicing rights	(161)	(839)
Purchases of premises and equipment and leased equipment	(99,225)	(130,313)
Proceeds from sales of premises and equipment and leased equipment	5,780	20,860
Proceeds from sale of other real estate owned	3,727	18,432
Proceeds from sale of other real estate owned related to FDIC-assisted transactions	1,469	3,141
Purchase of additional investment in subsidiary from minority owners	—	(827)
Net proceeds from FDIC related covered assets	818	(583)
Net cash used in investing activities	(323,319)	(946,148)
Cash Flows From Financing Activities
Net (decrease) increase in deposits	(249,585)	304,696
Proceeds from short-term borrowings - FHLB advances	340,000	3,125,000
Principal paid on short-term borrowings - FHLB advances	(725,000)	(3,150,000)
Net increase in other short-term borrowings	167,316	171,127
Proceeds from long-term borrowings	465,130	348,235
Principal paid on long-term borrowings	(258,611)	(104,310)
Redemption of junior subordinated notes issued to capital trusts	(87,631)	—
Redemption of preferred stock	(100,000)	—
Treasury stock transactions, net	(1,571)	(3,238)
Stock options exercised	3,399	1,715
Dividends paid on preferred stock	(11,100)	(6,007)
Dividends paid on common stock	(61,232)	(51,711)
Net cash (used in) provided by financing activities	(518,885)	635,507
Net decrease in cash and cash equivalents	$(148,548)	$(19,753)
Cash and cash equivalents:
Beginning of period	579,221	463,469
End of period	$430,673	$443,716

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Amounts in thousands) (Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest paid to depositors and on other borrowed funds	$81,364	$47,104
Income tax payments (refunds), net	3,511	(4,762)
Supplemental Schedule of Noncash Investing Activities:
Investment securities held to maturity purchased not settled	$1,699	$2,433
Loans transferred to other real estate owned	4,974	6,467
Loans transferred to other real estate owned related to FDIC-assisted transactions	—	2,721
Loans transferred to repossessed assets	1,878	1,410
Operating leases rewritten as direct finance leases included as loans	2,359	1,484
Long-term borrowings transferred to short-term borrowings	260,000	150,000
Supplemental Schedule of Noncash Investing Activities From Acquisitions:
Adjustments to noncash assets previously acquired:
Loans	$—	$1,846
Goodwill	—	(1,113)
Other assets	—	(733)
Total adjustments to noncash assets previously acquired	$—	$—

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation

These unaudited consolidated financial statements include the accounts of MB Financial, Inc., a Maryland corporation (the “Company”), and its subsidiaries, including its wholly owned national bank subsidiary, MB Financial Bank, N.A. (“MB Financial Bank”), based in Chicago, Illinois. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows for the interim periods have been made. The results of operations for the nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year.
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

ASC Topic 842 "Leases." New authoritative accounting guidance under ASC Topic 842 "Leases" amended prior guidance to require lessees to recognize the assets and liabilities arising from all leases on the balance sheet. The new authoritative guidance defines a lease as a contract, or part of a contract, that conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. In addition, the qualifications for a sale and leaseback transaction have been amended. The new authoritative guidance also requires qualitative and quantitative disclosures by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The new authoritative guidance will be effective for reporting periods after January 1, 2019. In July 2018, the Financial Accounting Standards Board issued new authoritative guidance to provide an additional transition method that allows entities to not apply this new guidance in the comparative periods presented in the financial statements and instead recognize a cumulative effect adjustment to the beginning retained earnings at the date of application. The Company is evaluating the new guidance and its impact on the Company's statements of operations and financial condition. The Company expects an increase in assets and liabilities as a result of recording additional lease contracts where the Company is lessee and expects to adopt the new guidance prospectively as of January 1, 2019 and to not restate comparative periods.

ASC Topic 815 "Derivatives and Hedging." New authoritative accounting guidance under ASC Topic 815 "Derivatives and Hedging" amended prior guidance to better align an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The new authoritative guidance expands and refines hedge accounting for both nonfinancial and financial risk components. The new authoritative guidance will be effective for reporting periods after January 1, 2019 with early adoption permitted. In October 2018, the Financial Accounting Standards Board issued new authoritative guidance to permit the use of the Overnight Index Swap rate based on Secured Overnight Financing Rate as a U.S. benchmark interest rate for hedge accounting purposes. This new authoritative guidance is not expected to have a significant impact on the Company's statements of operations or financial condition.

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

ASC Topic 326 "Financial Instruments - Credit Losses." New authoritative accounting guidance under ASC Topic 326 "Financial Instruments - Credit Losses" amended the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information for credit loss estimates. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The new authoritative guidance also requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected (net of the allowance for credit losses). In addition, the credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses rather than a write-down. The new authoritative guidance will be effective for reporting periods after January 1, 2020. The Company is evaluating the new guidance and expects it to have an impact on the Company's statements of operations and financial condition, the significance of which is not yet known nor can it be reasonably estimated currently. Due to the significant differences in the new authoritative guidance from existing GAAP, the implementation of this guidance may result in material changes in our accounting for credit losses on financial instruments and will be impacted by the Company's loan and securities portfolios' composition, attributes, and quality in addition to prevailing economic conditions and forecasts at the time of adoption. As part of the Company's evaluation process, it had established a steering committee and working group, including individuals from various functional areas, to assess processes and related controls, portfolio segmentation, model development, system requirements, and needed resources, however, due to the pending merger with Fifth Third Bancorp, the Company has changed its evaluation process to incorporate the transition of the Company's assets to Fifth Third Bancorp.

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

ASC Topic 820 "Fair Value Measurement." New authoritative accounting guidance under ASC Topic 820 "Fair Value Measurement" amends prior guidance to modify the disclosure requirements. The new authoritative guidance removes the requirement to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, the valuation processes for Level 3 fair value measurements. It also adds the requirement to disclose the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The new authoritative guidance will be effective for reporting periods after January 1, 2020 with early adoption permitted. The Company is evaluating the new guidance and its impact on the Company's statements of operations and financial condition.

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

Capital markets and international banking fees. Capital markets and international banking fees include M&A advisory and syndication fees. The Company's performance obligation is generally satisfied over time, and the fees are recognized monthly. For M&A advisory fees, a portion of the payment is received at the beginning of the engagement with the remainder received once the transaction is completed. For syndication fees, payment is received annually.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Distributed earnings allocated to common stock	$20,468	$17,823	$61,223	$51,783
Undistributed earnings	22,246	43,020	76,781	108,063
Net income	42,714	60,843	138,004	159,846
Less: preferred stock dividends	3,000	2,002	9,100	6,007
Plus: return from preferred stockholders due to redemption (1)	—	—	15,280	—
Net income available to common stockholders for basic earnings per common share	39,714	58,841	144,184	153,839
Plus: preferred stock dividends on convertible preferred stock	—	2	—	7
Less: earnings allocated to participating securities	1	1	4	3
Earnings allocated to common stockholders for diluted earnings per common share	$39,713	$58,842	$144,180	$153,843
Weighted average shares outstanding for basic earnings per common share	84,369,519	83,891,175	84,230,835	83,799,694
Dilutive effect of:
Stock options	463,024	502,794	508,270	564,541
Restricted shares and units	502,566	379,684	423,115	404,850
Convertible preferred stock	—	6,144	—	6,867
Total dilutive effect of equity awards and convertible preferred stock	965,590	888,622	931,385	976,258
Weighted average shares outstanding for diluted earnings per common share	85,335,109	84,779,797	85,162,220	84,775,952
Basic earnings per common share	$0.47	$0.70	$1.71	$1.84
Diluted earnings per common share	0.47	0.69	1.69	1.81

(1)	Represents the excess carrying amount over the redemption price of the 8% Series A non-cumulative perpetual preferred stock redeemed in the first quarter of 2018.

Note 4.	Investment Securities

Amortized cost and fair value of investment securities, excluding marketable equity securities and non-marketable FHLB and FRB stock, were as follows as of the dates indicated (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2018
Available for Sale
U.S. Government sponsored agencies and enterprises	$5,087	$—	$(85)	$5,002
States and political subdivisions	335,034	8,928	(706)	343,256
Residential mortgage-backed securities	1,344,270	1,209	(29,205)	1,316,274
Commercial mortgage-backed securities	41,070	62	(92)	41,040
Corporate bonds	5,065	—	(1)	5,064
Total Available for Sale	1,730,526	10,199	(30,089)	1,710,636
Held to Maturity
States and political subdivisions	899,865	12,991	(3,562)	909,294
Residential mortgage-backed securities	23,217	245	—	23,462
Total Held to Maturity	923,082	13,236	(3,562)	932,756
Total	$2,653,608	$23,435	$(33,651)	$2,643,392
December 31, 2017
Available for Sale
U.S. Government sponsored agencies and enterprises	$23,013	$3	$(9)	$23,007
States and political subdivisions	363,813	15,998	(486)	379,325
Residential mortgage-backed securities	861,594	3,035	(11,930)	852,699
Commercial mortgage-backed securities	71,554	612	(131)	72,035
Corporate bonds	70,155	84	(42)	70,197
Equity securities (1)	11,236	—	(173)	11,063
Total Available for Sale	1,401,365	19,732	(12,771)	1,408,326
Held to Maturity
States and political subdivisions	878,400	32,559	(447)	910,512
Residential mortgage-backed securities	80,682	1,261	—	81,943
Total Held to Maturity	959,082	33,820	(447)	992,455
Total	$2,360,447	$53,552	$(13,218)	$2,400,781

(1)	Reflected in marketable equity securities on the consolidated balance sheet following the adoption of the new guidance under ASC Topic 825 "Financial Instruments" on January 1, 2018.

The increase in investment securities was due to investments in residential mortgage-backed securities in the nine months ended September 30, 2018. The Company has no direct exposure to the State of Illinois in its investment securities portfolio, but approximately 20% of the state and political subdivisions portfolio consisted of securities issued by municipalities located in Illinois as of September 30, 2018. Approximately 95% of the state and political subdivisions securities were general obligation issues, and 27% were insured or had another form of credit enhancement as of September 30, 2018.

Unrealized losses on investment securities by length of time in a continuous unrealized loss position and the fair value of the related securities at September 30, 2018 were as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for Sale
U.S. Government sponsored agencies and enterprises	$5,002	$(85)	$—	$—	$5,002	$(85)
States and political subdivisions	27,107	(140)	18,453	(566)	45,560	(706)
Residential mortgage-backed securities	765,346	(11,848)	411,324	(17,357)	1,176,670	(29,205)
Commercial mortgage-backed securities	16,989	(46)	11,713	(46)	28,702	(92)
Corporate bonds	5,064	(1)	—	—	5,064	(1)
Total Available for Sale	819,508	(12,120)	441,490	(17,969)	1,260,998	(30,089)
Held to Maturity
States and political subdivisions	289,842	(2,824)	16,463	(738)	306,305	(3,562)
Total	$1,109,350	$(14,944)	$457,953	$(18,707)	$1,567,303	$(33,651)

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

The total number of security positions in the investment portfolio in an unrealized loss position at September 30, 2018 was 761 compared to 471 at December 31, 2017. The increase in the total number of security positions in a continuous unrealized loss position and the increase in the unrealized losses from December 31, 2017 to September 30, 2018 was due to the increases in market interest rates. Changes in market interest rates can significantly influence the fair value of securities, and the fair value of our municipal securities portfolio would decline substantially if interest rates increase materially.

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

As of September 30, 2018, management does not have the intent to sell any of the securities in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of September 30, 2018, management believes the impairments detailed in the table above are temporary.

Net gains (losses) recognized on investment securities were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Realized gains	$42	$83	$192	$457
Realized losses	(127)	—	(537)	(6)
Net (losses) gains	$(85)	$83	$(345)	$451

The amortized cost and fair value of investment securities as of September 30, 2018 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following maturity summary.

	Amortized	Fair
(In thousands)	Cost	Value
Available for sale:
Due in one year or less	$44,036	$44,350
Due after one year through five years	128,692	131,525
Due after five years through ten years	39,263	39,458
Due after ten years	133,195	137,989
Residential and commercial mortgage-backed securities	1,385,340	1,357,314
	1,730,526	1,710,636
Held to maturity:
Due in one year or less	66,747	67,040
Due after one year through five years	150,122	154,149
Due after five years through ten years	230,783	234,855
Due after ten years	452,213	453,250
Residential mortgage-backed securities	23,217	23,462
	923,082	932,756
Total	$2,653,608	$2,643,392

Investment securities with a carrying amount of $794.1 million at September 30, 2018 and $726.1 million at December 31, 2017 were pledged as collateral on public deposits and for other purposes as required or permitted by law, while only $710.4 million and $625.2 million were required to be pledged at September 30, 2018 and December 31, 2017, respectively.

Investment securities held to maturity with a carrying amount of $2.6 million were transferred to the available for sale portfolio and subsequently sold during the first quarter of 2018. These investment securities were obligations of states and political subdivisions that were downgraded and no longer met our credit criteria.

Note 5.	Loans

Loans consist of the following at (in thousands):

	September 30, 2018	December 31, 2017
Commercial loans	$4,936,536	$4,786,180
Commercial loans collateralized by assignment of lease payments	2,065,588	2,113,135
Commercial real estate	3,832,032	4,147,529
Residential real estate	1,403,087	1,432,458
Construction real estate	548,882	406,849
Indirect vehicle	790,573	667,928
Home equity	181,477	219,098
Other consumer loans	85,705	73,141
Total loans, excluding purchased credit-impaired loans	13,843,880	13,846,318
Purchased credit-impaired loans	91,072	119,744
Total loans	$13,934,952	$13,966,062

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

Commercial Real Estate Loans. Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans. These loans are viewed primarily as property income based loans and the repayment of these loans is largely dependent on the successful operation of the property, which also serves as collateral for the loan. In addition, $1.2 billion of commercial real estate loans at September 30, 2018 were secured by owner-occupied properties where the primary source of repayment is the cash flow from the ongoing operations and activities conducted by the owner of the property. Loan performance may be adversely affected by factors impacting the general economy or conditions specific to the real estate market such as geographic location and/or property type.

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

Purchased credit-impaired loans. Purchased credit-impaired loans are accounted for under ASC Topic 310-30, which include purchased credit-impaired loans acquired through business combinations, FDIC-assisted transactions, and repurchase transactions with the Government National Mortgage Association ("GNMA"). The loans repurchased from GNMA were originally sold by the Company with servicing retained and subsequently became delinquent. These loans are also insured by the Federal Housing Administration (commonly referred to as "FHA") or the U.S. Department of Veterans Affairs (commonly referred to as "VA") where the Company would be able to recover the principal balance of these loans. All repurchases from GNMA are at the Company's discretion.

Pledged loans. A collateral pledge agreement exists whereby at all times, the Company must keep on hand, free of all other pledges, liens, and encumbrances, loans with unpaid principal balances aggregating no less than 160% for qualifying first mortgage loans, 170% for home equity loans, 157% for qualifying commercial real estate loans and 105% for loans held for sale, of the outstanding advances from the Federal Home Loan Bank.  As of September 30, 2018 and December 31, 2017, the Company had $3.9 billion and $4.7 billion, respectively, of loans pledged as collateral for long-term Federal Home Loan Bank advances and third party letters of credit, while only $3.1 billion were required to be pledged at September 30, 2018 and December 31, 2017. The Company also has a collateral pledge agreement with the Federal Reserve Bank. As of September 30, 2018 and December 31, 2017, the Company had $859.0 million and $902.2 million, respectively, of loans pledged as collateral at the Federal Reserve Bank for the discount window as a backup liquidity funding source.

The following table presents the contractual aging of the recorded investment in past due loans by class of loans as of September 30, 2018 and December 31, 2017 (in thousands):

	Current	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Total
September 30, 2018
Commercial	$4,927,393	$3,487	$1,077	$4,579	$9,143	$4,936,536
Commercial collateralized by assignment of lease payments	2,032,510	29,858	2,458	762	33,078	2,065,588
Commercial real estate:
Health care	664,187	269	—	—	269	664,456
Industrial	865,914	—	—	2,811	2,811	868,725
Multifamily	503,597	128	—	529	657	504,254
Retail	479,167	413	—	819	1,232	480,399
Office	418,330	—	—	120	120	418,450
Other	887,428	2,547	175	5,598	8,320	895,748
Residential real estate	1,388,338	659	2,610	11,480	14,749	1,403,087
Construction real estate	548,882	—	—	—	—	548,882
Indirect vehicle	783,161	4,747	1,847	818	7,412	790,573
Home equity	175,747	2,650	836	2,244	5,730	181,477
Other consumer	85,284	169	113	139	421	85,705
Total loans, excluding purchased credit-impaired loans	13,759,938	44,927	9,116	29,899	83,942	13,843,880
Purchased credit-impaired loans	53,843	2,809	3,904	30,516	37,229	91,072
Total loans	$13,813,781	$47,736	$13,020	$60,415	$121,171	$13,934,952
Non-performing loan aging	$39,737	$2,932	$1,163	$29,899	$33,994	$73,731

December 31, 2017
Commercial	$4,769,244	$1,702	$6,926	$8,308	$16,936	$4,786,180
Commercial collateralized by assignment of lease payments	2,099,246	11,320	1,878	691	13,889	2,113,135
Commercial real estate:
Health care	710,722	—	—	—	—	710,722
Industrial	908,394	—	—	755	755	909,149
Multifamily	601,844	688	—	732	1,420	603,264
Retail	503,224	—	—	474	474	503,698
Office	453,960	—	956	1,454	2,410	456,370
Other	956,181	7,035	76	1,034	8,145	964,326
Residential real estate	1,410,473	12,359	1,907	7,719	21,985	1,432,458
Construction real estate	404,595	2,254	—	—	2,254	406,849
Indirect vehicle	661,028	4,905	1,083	912	6,900	667,928
Home equity	210,831	3,161	1,073	4,033	8,267	219,098
Other consumer	72,846	202	36	57	295	73,141
Total loans, excluding purchased credit-impaired loans	13,762,588	43,626	13,935	26,169	83,730	13,846,318
Purchased credit-impaired loans	63,937	8,749	3,997	43,061	55,807	119,744
Total loans	$13,826,525	$52,375	$17,932	$69,230	$139,537	$13,966,062
Non-performing loan aging	$36,879	$8,799	$4,961	$26,169	$39,929	$76,808

The following table presents the recorded investment in non-accrual loans and loans past due ninety days or more and still accruing by class of loans, excluding purchased credit-impaired loans, as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018		December 31, 2017
		Loans past due		Loans past due
	Non-accrual	90 days or more and still accruing	Non-accrual	90 days or more and still accruing
Commercial	$24,086	$—	$14,001	$3,500
Commercial collateralized by assignment of lease payments	630	662	490	531
Commercial real estate:
Health care	—	—	—	—
Industrial	2,811	—	8,807	—
Multifamily	568	—	860	—
Office	432	—	2,772	—
Retail	819	—	590	—
Other	5,887	39	8,016	190
Residential real estate	20,080	381	18,374	1,210
Construction real estate	—	—	—	—
Indirect vehicle	4,051	73	3,019	81
Home equity	13,068	—	14,305	—
Other consumer	5	139	4	58
Total	$72,437	$1,294	$71,238	$5,570

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

Loans not rated are included in groups of homogeneous loans with similar risk and loss characteristics and are not included in the table below. The following tables present the risk category of loans by class of loans based on the most recent analysis performed, excluding purchased credit-impaired loans, as of September 30, 2018 and December 31, 2017 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2018
Commercial	$4,627,512	$161,909	$147,115	$—	$4,936,536
Commercial collateralized by assignment of lease payments	2,051,164	8,422	6,002	—	2,065,588
Commercial real estate:
Health care	544,562	49,515	70,379	—	664,456
Industrial	840,860	14,820	13,045	—	868,725
Multifamily	500,369	606	3,279	—	504,254
Retail	457,416	19,862	3,121	—	480,399
Office	408,532	1,964	7,954	—	418,450
Other	857,001	10,463	28,284	—	895,748
Construction real estate	546,012	1,645	1,225	—	548,882
Total	$10,833,428	$269,206	$280,404	$—	$11,383,038
December 31, 2017
Commercial	$4,535,111	$147,232	$103,837	$—	$4,786,180
Commercial collateralized by assignment of lease payments	2,095,668	7,527	9,940	—	2,113,135
Commercial real estate:
Health care	640,751	33,672	36,299	—	710,722
Industrial	885,524	12,411	11,214	—	909,149
Multifamily	595,818	146	7,300	—	603,264
Retail	492,830	8,326	2,542	—	503,698
Office	452,902	696	2,772	—	456,370
Other	891,703	37,682	34,941	—	964,326
Construction real estate	406,849	—	—	—	406,849
Total	$10,997,156	$247,692	$208,845	$—	$11,453,693

Approximately $35.3 million and $35.6 million of the substandard loans were non-performing as of September 30, 2018 and December 31, 2017, respectively.

For residential real estate, home equity, indirect vehicle and other consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in those loan classes based on payment activity, excluding purchased credit-impaired loans, as of September 30, 2018 and December 31, 2017 (in thousands):

	Performing	Non-performing	Total
September 30, 2018
Residential real estate	$1,382,626	$20,461	$1,403,087
Indirect vehicle	786,449	4,124	790,573
Home equity	168,409	13,068	181,477
Other consumer	85,561	144	85,705
Total	$2,423,045	$37,797	$2,460,842
December 31, 2017
Residential real estate	$1,412,874	$19,584	$1,432,458
Indirect vehicle	664,828	3,100	667,928
Home equity	204,793	14,305	219,098
Other consumer	73,079	62	73,141
Total	$2,355,574	$37,051	$2,392,625

The recorded investment in residential mortgage loans secured by residential real estate properties (including purchased credit-impaired loans) for which foreclosure proceedings are in process totaled $53.7 million and $43.6 million at September 30, 2018 and December 31, 2017, respectively.

The following tables present loans individually evaluated for impairment by class of loans, excluding purchased credit-impaired loans, as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018
					Three Months Ended		Nine Months Ended
	Unpaid Principal Balance	Recorded Investment	Partial Charge-offs	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$35,407	$14,641	$20,766	$—	$17,634	$222	$10,430	$222
Commercial collateralized by assignment of lease payments	—	—	—	—	—	—	—	—
Commercial real estate:
Health care	—	—	—	—	—	—	—	—
Industrial	3,426	2,811	615	—	3,491	—	1,176	—
Multifamily	—	—	—	—	—	—	—	—
Retail	—	—	—	—	—	—	—	—
Office	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	1,096	52
Residential real estate	3,847	3,809	38	—	2,260	—	3,261	—
Construction real estate	—	—	—	—	—	—	—	—
Indirect vehicle	775	449	326	—	853	3	660	31
Home equity	79	79	—	—	79	—	27	—
Other consumer	—	—	—	—	—	—	—	—
With an allowance recorded:
Commercial	7,996	7,996	—	797	8,559	85	6,147	182
Commercial collateralized by assignment of lease payments	—	—	—	—	—	—	110	—
Commercial real estate:
Health care	—	—	—	—	—	—	357	28
Industrial	—	—	—	—	—	—	2,126	8
Multifamily	—	—	—	—	—	—	—	—
Retail	—	—	—	—	—	—	—	—
Office	—	—	—	—	—	—	—	—
Other	4,766	4,766	—	438	4,894	—	3,032	124
Residential real estate	19,604	17,591	2,013	1,621	17,590	—	18,496	32
Construction real estate	—	—	—	—	—	—	—	—
Indirect vehicle	—	—	—	—	—	—	—	—
Home equity	29,741	26,890	2,851	1,534	27,102	—	28,563	30
Other consumer	—	—	—	—	—	—	—	—
Total	$105,641	$79,032	$26,609	$4,390	$82,462	$310	$75,481	$709

	December 31, 2017
					Year Ended
	Unpaid Principal Balance	Recorded Investment	Partial Charge-offs	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$8,312	$7,771	$541	$—	$5,595	$95
Commercial collateralized by assignment of lease payments	—	—	—	—	301	—
Commercial real estate:
Health care	—	—	—	—	—	—
Industrial	—	—	—	—	1,260	8
Multifamily	—	—	—	—	1,261	29
Retail	—	—	—	—	814	27
Office	527	527	—	—	1,426	18
Other	10,597	10,597	—	—	2,312	128
Residential real estate	1,950	1,912	38	—	483	—
Construction real estate	—	—	—	—	—	—
Indirect vehicle	408	202	206	—	411	26
Home equity	81	81	—	—	376	—
Other consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial	7,418	7,418	—	2,315	7,668	277
Commercial collateralized by assignment of lease payments	—	—	—	—	126	14
Commercial real estate:
Health care	—	—	—	—	—	—
Industrial	8,339	8,317	22	2,669	3,215	171
Multifamily	568	568	—	320	426	—
Retail	—	—	—	—	1,345	28
Office	2,293	2,277	16	752	636	4
Other	—	—	—	—	29	—
Residential real estate	21,380	19,014	2,366	2,158	17,616	25
Construction real estate	—	—	—	—	—	—
Indirect vehicle	—	—	—	—	—	—
Home equity	30,762	28,286	2,476	2,200	27,982	54
Other consumer	—	—	—	—	—	—
Total	$92,635	$86,970	$5,665	$10,414	$73,282	$904

Impaired loans included accruing restructured loans of $23.0 million and $28.6 million that have been modified and are performing in accordance with those modified terms as of September 30, 2018 and December 31, 2017, respectively.  In addition, impaired loans included $24.0 million and $30.8 million of non-performing restructured loans as of September 30, 2018 and December 31, 2017, respectively.

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

The following table presents loans that were restructured during the three months ended September 30, 2018 (dollars in thousands):

	September 30, 2018
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Charge-offs and Specific Reserves
Performing:
Residential real estate	1	$132	$132	$12
Home equity	1	91	91	5
Total	2	$223	$223	$17
Non-Performing:
Commercial	1	$750	$750	$—
Residential real estate	3	709	709	246
Indirect vehicle	21	151	151	110
Home equity	2	396	396	219
Total	27	$2,006	$2,006	$575

The following table presents loans that were restructured during the nine months ended September 30, 2018 (dollars in thousands):

	September 30, 2018
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Charge-offs and Specific Reserves
Performing:
Residential real estate	2	$220	$220	$21
Home equity	1	91	91	5
Total	3	$311	$311	$26
Non-Performing:
Commercial	1	$750	$750	$—
Residential real estate	19	3,150	3,150	1,184
Indirect vehicle	41	272	272	148
Home equity	7	606	606	233
Total	68	$4,778	$4,778	$1,565

The following table presents loans that were restructured during the three months ended September 30, 2017 (dollars in thousands):

	September 30, 2017
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Charge-offs and Specific Reserves
Performing:
Commercial real estate:
Industrial	1	$387	$387	$—
Retail	2	337	337	—
Other	2	3,555	3,555	—
Home equity	1	19	19	1
Total	6	$4,298	$4,298	$1
Non-Performing:
Residential real estate	11	$2,775	$2,775	$739
Indirect vehicle	20	153	153	105
Home equity	1	15	15	1
Total	32	$2,943	$2,943	$845

The following table presents loans that were restructured during the nine months ended September 30, 2017 (dollars in thousands):

	September 30, 2017
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Charge-offs and Specific Reserves
Performing:
Commercial	5	$2,491	$2,491	$373
Commercial real estate
Industrial	3	3,174	3,174	—
Retail	2	337	337	—
Office	1	549	549	—
Other	3	3,703	3,703	—
Residential real estate	6	902	902	135
Home equity	4	97	97	7
Total	24	$11,253	$11,253	$515
Non-Performing:
Commercial	2	$676	$676	$—
Commercial real estate:
Multifamily	3	290	290	—
Retail	1	906	906	—
Residential real estate	28	5,155	5,155	1,182
Indirect vehicle	31	250	250	134
Home equity	4	608	608	58
Total	69	$7,885	$7,885	$1,374

Of the troubled debt restructurings entered into during the past twelve months, none subsequently defaulted during the nine months ended September 30, 2018.  Performing troubled debt restructurings are considered to have defaulted when they become 90 days or more past due post-restructuring or are placed on non-accrual status.

The following table presents the troubled debt restructurings activity during the nine months ended September 30, 2018 (in thousands):

	Performing	Non-performing
Beginning balance	$28,554	$30,836
Additions	311	4,778
Charge-offs	—	(3,057)
Principal payments, net	(8,010)	(6,398)
Removals	(77)	(8)
Transfer to other real estate owned	—	—
Transfers in	2,970	778
Transfers out	(778)	(2,970)
Ending balance	$22,970	$23,959

Loans removed from troubled debt restructuring status are those that were restructured in a previous calendar year at a market rate of interest and have performed in compliance with the modified terms.

The following table presents the type of modification for loans that have been restructured during the nine months ended September 30, 2018 (in thousands):

	September 30, 2018

	Extended
	Maturity,		Delay in
	Amortization	Extended	Payments and/or
	and Reduction	Maturity and/or	Reduction of
	of Interest Rate	Amortization	Interest Rate	Total
Commercial	$—	$750	$—	$750
Residential real estate	2,097	862	411	3,370
Indirect vehicle	—	—	272	272
Home equity	293	404	—	697
Total	$2,390	$2,016	$683	$5,089

The following table presents the activity in the allowance for credit losses, balance in allowance for credit losses and recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2018 and 2017 (in thousands):

	Commercial	Commercial collateralized by assignment of lease payments	Commercial real estate	Residential real estate	Construction real estate	Indirect vehicle	Home equity	Other consumer	Unfunded commitments	Total
September 30, 2018
Allowance for credit losses:
Three Months Ended
Beginning balance	$40,318	$13,095	$65,391	$5,732	$26,792	$4,738	$4,142	$2,582	$1,788	$164,578
Charge-offs	20,895	7,181	704	76	—	1,726	724	294	—	31,600
Recoveries	639	846	424	121	13	554	261	80	—	2,938
Provision	12,611	5,946	1,078	(445)	66	(486)	2,111	402	220	21,503
Ending balance	$32,673	$12,706	$66,189	$5,332	$26,871	$3,080	$5,790	$2,770	$2,008	$157,419

Nine Months Ended
Beginning balance	$46,267	$13,007	$63,429	$7,012	$15,501	$4,728	$5,296	$2,470	$1,698	$159,408
Charge-offs	23,831	7,897	5,801	805	—	4,878	972	954	—	45,138
Recoveries	1,143	1,246	1,515	217	443	2,397	559	399	—	7,919
Provision	9,094	6,350	7,046	(1,092)	10,927	833	907	855	310	35,230
Ending balance	$32,673	$12,706	$66,189	$5,332	$26,871	$3,080	$5,790	$2,770	$2,008	$157,419
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$797	$—	$438	$1,621	$—	$—	$1,534	$—	$754	$5,144
Collectively evaluated for impairment	31,638	12,706	64,710	3,711	26,835	3,080	4,256	2,770	1,254	150,960
Acquired and accounted for under ASC 310-30 (1)	238	—	1,041	—	36	—	—	—	—	1,315
Total ending allowance balance	$32,673	$12,706	$66,189	$5,332	$26,871	$3,080	$5,790	$2,770	$2,008	$157,419

Loans:
Individually evaluated for impairment	$22,637	$—	$7,577	$21,400	$—	$449	$26,969	$—	$—	$79,032
Collectively evaluated for impairment	4,913,899	2,065,588	3,824,455	1,381,687	548,882	790,124	154,508	85,705	—	13,764,848
Acquired and accounted for under ASC 310-30 (1)	7,173	—	22,173	47,929	3,646	—	8,999	1,152	—	91,072
Total ending loans balance	$4,943,709	$2,065,588	$3,854,205	$1,451,016	$552,528	$790,573	$190,476	$86,857	$—	$13,934,952

	Commercial	Commercial collateralized by assignment of lease payments	Commercial real estate	Residential real estate	Construction real estate	Indirect vehicle	Home equity	Other consumer	Unfunded commitments	Total
September 30, 2017
Allowance for credit losses:
Three Months Ended
Beginning balance	$43,783	$12,765	$63,247	$8,249	$15,263	$3,963	$4,750	$2,013	$2,264	$156,297
Charge-offs	235	188	31	541	—	1,097	439	299	—	2,830
Recoveries	719	—	1,432	38	502	498	149	82	—	3,420
Provision	1,715	240	935	94	(707)	1,317	422	489	12	4,517
Ending balance	$45,982	$12,817	$65,583	$7,840	$15,058	$4,681	$4,882	$2,285	$2,276	$161,404

Nine Months Ended
Beginning balance	$44,661	$12,238	$51,807	$5,971	$14,758	$3,421	$4,689	$1,821	$2,476	$141,842
Charge-offs	1,103	188	1,378	901	—	3,438	873	1,243	—	9,124
Recoveries	3,568	712	2,312	624	661	1,715	724	420	—	10,736
Provision	(1,144)	55	12,842	2,146	(361)	2,983	342	1,287	(200)	17,950
Ending balance	$45,982	$12,817	$65,583	$7,840	$15,058	$4,681	$4,882	$2,285	$2,276	$161,404
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,012	$585	$855	$2,169	$—	$—	$2,562	$—	$1,220	$8,403
Collectively evaluated for impairment	44,879	12,232	63,868	5,671	15,023	4,681	2,320	2,285	1,056	152,015
Acquired and accounted for under ASC 310-30 (1)	91	—	860	—	35	—	—	—	—	986
Total ending allowance balance	$45,982	$12,817	$65,583	$7,840	$15,058	$4,681	$4,882	$2,285	$2,276	$161,404

Loans:
Individually evaluated for impairment	$10,642	$921	$11,999	$19,370	$—	$349	$27,468	$—	$—	$70,749
Collectively evaluated for impairment	4,783,196	2,073,294	4,082,707	1,414,225	395,794	654,864	201,258	77,372	—	13,682,710
Acquired and accounted for under ASC 310-30 (1)	13,677	—	32,063	68,071	5,183	—	11,200	1,725	—	131,919
Total ending loans balance	$4,807,515	$2,074,215	$4,126,769	$1,501,666	$400,977	$655,213	$239,926	$79,097	$—	$13,885,378

(1)	Loans acquired in business combinations and accounted for under ASC Subtopic 310-30 “Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality.”

Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date without a carryover of the related allowance for loan and lease losses. These acquired loans are segregated into three types: pass rated loans with no discount attributable to credit quality, non-impaired loans with a discount attributable at least in part to credit quality, and impaired loans with evidence of significant credit deterioration.

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

During the nine months ended September 30, 2018, there was a negative provision for credit losses of $119 thousand and net recoveries of $256 thousand in relation to purchased credit-impaired loans. There was $1.3 million and $1.2 million in allowance for loan and lease losses related to these purchased credit-impaired loans at September 30, 2018 and December 31, 2017, respectively.  The provision for credit losses and accompanying charge-offs are included in the table above.

Changes in the accretable yield for loans acquired and accounted for under ASC 310-30 were as follows for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Balance at beginning of period	$8,241	$12,686	$12,069	$16,050
Purchases	—	—	—	43
Accretion	(2,579)	(4,315)	(7,213)	(9,334)
Other (1)	236	3,453	1,042	5,065
Balance at end of period	$5,898	$11,824	$5,898	$11,824

(1)	Primarily includes discount transfers from non-accretable discount to accretable discount due to better than expected performance of loan pools acquired and accounted for under ASC 310-30.

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

The carrying amount of loans acquired through a business combination by loan pool type are as follows (in thousands):

September 30, 2018	Purchased Credit-Impaired Loans	Purchased Non-Credit-Impaired Loans	Total
Covered loans (1):
Consumer related	$12,979	$—	$12,979
Non-covered loans:
Commercial loans	7,173	122,630	129,803
Commercial loans collateralized by assignment of lease payments	—	14,114	14,114
Commercial real estate	22,173	536,351	558,524
Construction real estate	3,646	1,618	5,264
Consumer related	4,857	212,838	217,695
Total non-covered loans	37,849	887,551	925,400
Total acquired	$50,828	$887,551	$938,379

(1)	Covered loans refer to loans covered under loss-sharing agreements with the FDIC. The remaining loss-share agreements expire between 2019 and 2020.

In addition to loans acquired through a business combination noted in the table above, consumer related purchased credit-impaired loans include loans repurchased from GNMA of $40.2 million as of September 30, 2018.

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

The Company's annual assessment date is as of December 31. Goodwill is tested for impairment at the reporting unit level. The Company has three reporting units: Banking, Leasing, and Mortgage Banking. The carrying amount of goodwill was $1.0 billion at September 30, 2018 and December 31, 2017. On April 12, 2018, the Company announced the discontinuation of its national mortgage origination business, which includes substantially all originations outside of the Company's consumer banking footprint in the Chicagoland area. As a result, the Company recorded an impairment loss in the amount of $3.6 million within the Mortgage Banking segment in the second quarter of 2018. No impairment losses were recognized during the nine months ended September 30, 2017.

The following table presents the carrying amount of goodwill by segment for the nine months ended September 30, 2018 (in thousands):

	Banking	Leasing	Mortgage Banking	Total
Balance at beginning of period	$959,285	$40,640	$3,623	$1,003,548
Impairment	—	—	(3,623)	(3,623)
Balance at end of period	$959,285	$40,640	$—	$999,925

The Company has other intangible assets consisting of core deposit and client relationship intangibles that had a remaining weighted average amortization period of approximately 12 years as of September 30, 2018.

The following table presents the changes during the nine months ended September 30, 2018 in the carrying amount of core deposit and client relationship intangibles, and the gross carrying amount, accumulated amortization, and net book value as of September 30, 2018 (in thousands):

September 30, 2018
Balance at beginning of period	$54,766
Amortization expense	(5,652)
Balance at end of period	$49,114

Gross carrying amount	$112,820
Accumulated amortization	(63,706)
Net book value	$49,114

The following presents the estimated future amortization expense of other intangible assets (in thousands):

Year ending December 31,	Amount
2018	$1,799
2019	5,674
2020	5,022
2021	4,790
2022	3,806
Thereafter	28,023
$49,114

Note 7.	Deposits

The composition of deposits was as follows as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30,	December 31,
	2018	2017
Demand deposit accounts, non-interest bearing	$6,036,012	$6,381,512
NOW, money market, and interest bearing deposits	5,125,330	4,954,765
Savings accounts	1,180,997	1,167,810
Certificates of deposit, $250,000 or more	1,375,549	1,506,071
Other certificates of deposit	990,905	948,220
Total	$14,708,793	$14,958,378

Certificates of deposit of $250,000 or more included $972.3 million of brokered deposits at September 30, 2018 and $1.1 billion at December 31, 2017.  Brokered deposits typically consist of smaller individual time certificates that have the same liquidity characteristics and yields consistent with time certificates of $250,000 or more.

Note 8.	Short-Term Borrowings

Short-term borrowings were as follows as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30, 2018		December 31, 2017
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount
Customer repurchase agreements	0.77%	$311,605	0.27%	$232,789
Federal Home Loan Bank advances	2.19	500,000	1.31	625,000
Federal funds purchased	2.35	91,750	1.26	3,250
Line of credit	—	—	—	—
Total	1.71%	$903,355	1.03%	$861,039

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

The Company had Federal Home Loan Bank ("FHLB") advances with a maturity date less than one year of $500.0 million at September 30, 2018 and $625.0 million at December 31, 2017. At September 30, 2018, the interest rate on the advances outstanding on that date had rates ranging from 1.35% to 2.42% with maturities from October 2018 to September 2019. The Company has loans pledged as collateral on these Federal Home Loan Bank advances. See Note 5. Loans.

On December 18, 2015, the Company entered into a $35.0 million unsecured line of credit at the holding company level with a correspondent bank. Interest was payable at a rate of one month LIBOR + 1.75%. The line of credit matured on June 30, 2018.

Note 9.	Long-Term Borrowings

Long-term borrowings were as follows as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30, 2018		December 31, 2017
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount
Federal Home Loan Bank advances	2.65%	$198,939	1.73%	$231,317
Notes payable	4.77	79,675	4.14	90,807
Subordinated notes, net of issuance costs	4.00	173,063	4.00	173,034
Term note	—	—	3.31	10,000
Total	3.54%	$451,677	2.97%	$505,158

The Company had Federal Home Loan Bank advances with remaining contractual maturities greater than one year of $198.9 million at September 30, 2018 and $231.3 million at December 31, 2017. As of September 30, 2018, the advances had interest rates ranging from 2.45% to 5.87% and maturities ranging from December 2019 to April 2035. The Company has loans pledged as collateral on these Federal Home Loan Bank advances. See Note 5. Loans.

The Company had notes payable to banks totaling $76.5 million and $76.3 million at September 30, 2018 and December 31, 2017, respectively, which as of September 30, 2018, were accruing interest at rates ranging from 2.25% to 7.25%, with a weighted average rate of 4.73%.  Lease investments includes equipment with an amortized cost of $92.4 million and $91.9 million at September 30, 2018 and December 31, 2017, respectively, that is pledged as collateral on these notes. The Company also had $3.2 million and $14.5 million at September 30, 2018 and December 31, 2017, respectively, in other secured borrowings (included in the notes payable above) with a weighted average rate of 5.70% as of September 30, 2018.

On August 24, 2016, the Company assumed a $16.0 million unsecured term loan at the holding company level with a correspondent bank through the merger of American Chartered Bancorp, Inc. ("American Chartered") with and into the Company on that date. Interest was payable at a rate of one month LIBOR + 1.75%, and the loan was to mature on June 30, 2020. Principal payments of $1.0 million were due quarterly until maturity. This loan was prepaid in full in the first quarter of 2018.

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

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of September 30, 2018 (in thousands).

	MB Financial Capital Trust II	MB Financial Capital Trust III	MB Financial Capital Trust IV
Junior Subordinated Notes:
Principal balance	$36,083	$10,310	$20,619
Annual interest rate	3-mo LIBOR + 1.40%	3-mo LIBOR + 1.50%	3-mo LIBOR + 1.52%
Stated maturity date	September 15, 2035	September 23, 2036	September 15, 2036
Call date	December 15, 2010	September 23, 2011	September 15, 2011
Trust Preferred Securities:
Face Value	$35,000	$10,000	$20,000
Annual distribution rate	3-mo LIBOR + 1.40%	3-mo LIBOR + 1.50%	3-mo LIBOR + 1.52%
Issuance date	August 2005	July 2006	August 2006
Distribution dates (1)	Quarterly	Quarterly	Quarterly

	MB Financial Capital Trust V	MB Financial Capital Trust VI	FOBB Statutory Trust III (2)(4)
Junior Subordinated Notes:
Principal balance	$30,928	$23,196	$5,155
Annual interest rate	3-mo LIBOR + 1.30%	3-mo LIBOR + 1.30%	3-mo LIBOR + 2.80%
Stated maturity date	December 15, 2037	October 30, 2037	January 23, 2034
Call date	December 15, 2012	October 30, 2012	January 23, 2009
Trust Preferred Securities:
Face Value	$30,000	$22,500	$5,000
Annual distribution rate	3-mo LIBOR + 1.30%	3-mo LIBOR + 1.30%	3-mo LIBOR + 2.80%
Issuance date	September 2007	October 2007	December 2003
Distribution dates (1)	Quarterly	Quarterly	Quarterly

American Chartered Statutory Trust II (3)(4)
Junior Subordinated Notes:
Principal balance	$10,310
Annual interest rate	3-mo LIBOR + 2.75%
Stated maturity date	October 7, 2034
Call date	October 7, 2009
Trust Preferred Securities:
Face Value	$10,000
Annual distribution rate	3-mo LIBOR + 2.75%
Issuance date	August 2004
Distribution dates (1)	Quarterly

(1)	All distributions are cumulative and paid in cash.

(2)
FOBB Statutory Trust III was established by First Oak Brook Bancshares, Inc. (“FOBB”) prior to the Company's acquisition of FOBB in 2006, and the junior subordinated notes issued by FOBB to FOBB Statutory Trust III were assumed by the Company upon completion of the acquisition.

(3)
American Chartered Statutory Trust II was established by American Chartered prior to the Company's acquisition of American Chartered in August 2016, and the junior subordinated notes issued by American Chartered to American Chartered Statutory Trust II were assumed by the Company upon completion of the acquisition. Principal balance and face value amounts associated with American Chartered Statutory Trust II do not include acquisition accounting adjustments to such amounts, which in each case resulted in a remaining discount of $2.6 million at September 30, 2018.

(4)
Subsequent to September 30, 2018, the Company redeemed all of the outstanding junior subordinated notes held by American Chartered Statutory Trust II, which concurrently redeemed all of its outstanding trust preferred securities, and the Company redeemed all of the outstanding junior subordinated notes held by FOBB Statutory Trust III, which concurrently redeemed all of its outstanding trust preferred securities. See Note 18. Subsequent Events.

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

On August 6, 2018, the Company redeemed the junior subordinated notes held by Coal City Capital Trust I and, as a result, all of the issued and outstanding three month LIBOR + 1.80% Coal City Capital Trust I capital (preferred) securities were concurrently redeemed. The aggregate liquidation amount of these trust preferred securities was $25.0 million. Coal City Capital Trust I was established by Coal City Corporation prior to the Company's acquisition of Coal City Corporation, and the junior subordinated notes issued by Coal City Corporation to Coal City Capital Trust I were assumed by the Company upon completion of the acquisition. As a result, the Company recognized a $341 thousand loss on extinguishment of debt in the third quarter of 2018.

On September 17, 2018, the Company redeemed the junior subordinated notes held by TAYC Capital Trust II and, as a result, all of the issued and outstanding three month LIBOR + 2.68% TAYC Capital Trust II capital (preferred) securities were concurrently redeemed. The aggregate liquidation amount of these trust preferred securities was $40.0 million. TAYC Capital Trust II was established by Taylor Capital Group, Inc. ("Taylor Capital") prior to the Company's acquisition of Taylor Capital and the junior subordinated notes issued by Taylor Capital to TAYC Capital Trust II were assumed by the Company upon completion of the acquisition. As a result, the Company recognized a $5.9 million loss on extinguishment of debt in the third quarter of 2018.

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

At September 30, 2018 and December 31, 2017, the following financial instruments were outstanding, the contractual amounts of which represent off-balance sheet credit risk (in thousands):

	Contractual Amount
	September 30, 2018	December 31, 2017
Commitments to extend credit:
Home equity lines	$191,427	$203,922
Other commitments	4,033,841	4,073,044
Letters of credit:
Standby	173,565	161,014
Commercial	1,564	2,248

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

Both standby and commercial letters of credit may be issued for any length of time, but normally do not exceed a period of five years.  These letters of credit may also be extended or amended from time to time depending on the bank customer’s needs.  As of September 30, 2018, the maximum remaining term for any standby letters of credit was December 31, 2025.  A fee is charged to the bank customer and is recognized as income over the life of the letter of credit, unless considered non-rebatable under the terms of a letter of credit application.

At September 30, 2018, the aggregate contractual amount of these letters of credit, which represents the maximum potential amount of future payments that the Company would be obligated to pay, increased $11.9 million to $175.1 million from $163.3 million at December 31, 2017.  Of the $175.1 million in commitments outstanding at September 30, 2018, approximately $116.7 million of the letters of credit have been issued or renewed since December 31, 2017.

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

As of September 30, 2018, the Company had approximately $1.9 million in capital expenditure commitments outstanding which relate to various projects to renovate the corporate office space and branches.

Concentrations of credit risk:  As of September 30, 2018, approximately 20% of our investments in securities issued by states and political subdivisions were within the state of Illinois.  We did not hold any direct exposure to the state of Illinois as of September 30, 2018. Our commitments to extend credit are primarily related to commercial credits.  Standby and commercial letters of credit are granted primarily to commercial borrowers. Our asset-based loans are made to borrowers located throughout the United States. Lease banking provides banking services to lessors located throughout the United States. Our leasing subsidiaries originate leases to companies located throughout the United States. In addition, our indirect vehicle lenders originate loans to borrowers located throughout the United States.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2018
Financial assets
Securities available for sale:
U.S Government sponsored agencies and enterprises	$5,002	$—	$5,002	$—
States and political subdivisions	343,256	—	342,927	329
Residential mortgage-backed securities	1,316,274	—	1,316,261	13
Commercial mortgage-backed securities	41,040	—	41,040	—
Corporate bonds	5,064	—	5,064	—
Marketable equity securities	10,901	10,901	—	—
Loans held for sale	51,834	—	51,834	—
Loans	42,363	—	42,363	—
Mortgage servicing rights	295,803	—	—	295,803
Assets held in trust for deferred compensation	25,605	25,605	—	—
Derivative financial instruments	58,196	198	57,998	—
Financial liabilities
Other liabilities (1)	25,605	25,605	—	—
Derivative financial instruments	59,309	351	58,726	232
December 31, 2017
Financial assets
Securities available for sale:
U.S. Government sponsored agencies and enterprises	$23,007	$—	$23,007	$—
States and political subdivisions	379,325	—	378,996	329
Residential mortgage-backed securities	852,699	—	852,665	34
Commercial mortgage-backed securities	72,035	—	72,035	—
Corporate bonds	70,197	—	70,197	—
Equity securities	11,063	11,063	—	—
Loans held for sale	548,578	—	548,578	—
Loans	40,531	—	40,531	—
Mortgage servicing rights	276,279	—	—	276,279
Assets held in trust for deferred compensation	21,410	21,410	—	—
Derivative financial instruments	31,499	389	29,539	1,571
Financial liabilities
Other liabilities (1)	21,410	21,410	—	—
Derivative financial instruments	40,296	1,072	39,224	—

(1)	Liabilities associated with assets held in trust for deferred compensation

The following table presents additional information about the unobservable inputs used in the fair value measurement of financial assets measured on a recurring basis that were categorized within the Level 3 of the fair value hierarchy (fair value in thousands):

Fair Value at
	September 30, 2018	Valuation Technique	Unobservable Input	Range

States and political subdivisions	$329	Discounted cash flows	Credit assumption	40% - 45% Loss
Residential mortgage-backed securities	13	Discounted cash flows	Constant pre-payment rates (CPR)	1% - 3%
Mortgage servicing rights	295,803	Discounted cash flows	CPR	6.20% - 6.60%
			Discount rate	9.53 - 11.08
			Maturity (months)	327 - 358
			Delinquency rate	2.32 - 4.84
			Costs to service	$ 67 - $ 227
			Additive delinquent costs to service	$ 175 - $ 1,000
Derivative financial instruments (mortgage	—	Sales cash flows	Expected closing ratio	70% - 95%
interest rate lock commitments)			Expected delivery price	99.45 bps - 104.56 bps

	Fair Value at
	December 31, 2017	Valuation Technique	Unobservable Input	Range

States and political subdivisions	$329	Discounted cash flows	Credit assumption	40-45% Loss
Residential mortgage-backed securities	34	Discounted cash flows	Constant pre-payment rates (CPR)	1% - 3%
Mortgage servicing rights	276,279	Discounted cash flows	CPR	6.7% - 7.8%
			Discount rate	9.53 - 11.06
			Maturity (months)	324 - 358
			Delinquency rate	2.42 - 5.30
			Costs to service	$ 67 - $ 227
			Additive delinquent costs to service	$ 175 - $ 1,000
Derivative financial instruments (mortgage	1,571	Sales cash flows	Expected closing ratio	70% - 95%
interest rate lock commitments)			Expected delivery price	97.38 bps - 106.87 bps

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

Key economic assumptions used in the measuring of the fair value of the mortgage servicing rights and the sensitivity of the fair value to immediate adverse changes in those assumptions at September 30, 2018 are presented in the following table. This table does not take into account the derivatives used to economically hedge the mortgage servicing rights.

(dollars in thousands, except for weighted average cost to service)	September 30, 2018
Weighted average CPR	6.40%
Impact on fair value of 10% adverse change	$(8,430)
Impact on fair value of 20% adverse change	(16,451)

Weighted average discount rate	9.84%
Impact on fair value of 10% adverse change	$(12,623)
Impact on fair value of 20% adverse change	(24,232)

Weighted average delinquency rate	4.58%
Impact on fair value of 10% adverse change	$(3,098)
Impact on fair value of 20% adverse change	(5,299)

Weighted average costs to service	$91.00
Impact on fair value of 10% adverse change	(5,475)
Impact on fair value of 20% adverse change	(10,949)

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2018. The Company's policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

The following table presents additional information about financial assets measured at fair value on a recurring basis for which the Company used significant unobservable inputs (Level 3):

	Nine Months Ended
	September 30,
	2018	2017	2018	2017	2018	2017
(in thousands)	Investment Securities		Mortgage Servicing Rights		Derivatives
Balance, beginning of period	$363	$544	$276,279	$238,011	$1,571	$3,160
Purchases	—	—	161	839	—	—
Originations	—	—	30,086	43,197	—	—
Included in earnings	—	—	(10,723)	(20,601)	(1,571)	(1,221)
Principal payments	(21)	(106)	—	—	—	—
Sales	—	—	—	—	—	—
Balance, ending of period	$342	$438	$295,803	$261,446	$—	$1,939

The Company had $232 thousand in financial liabilities measured at fair value on a recurring basis for which the Company used significant unobservable inputs (Level 3) at September 30, 2018. This financial liability relates to derivative financial instruments (mortgage interest rate lock commitments) that were added during the nine months ended September 30, 2018.

Financial Instruments Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain financial assets and financial liabilities at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or fair value that were recognized at fair value below cost at the end of the period.

Impaired Loans. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. Collateral values are estimated using Level 3 inputs based on customized discounting criteria. For a majority of impaired real estate loans where an allowance is established based on the fair value of collateral (100% at September 30, 2018), the Company obtains a current external appraisal. Other valuation techniques are used as well, including internal valuations, comparable property analysis and contractual sales information.

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

Assets measured at fair value on a nonrecurring basis as of September 30, 2018 and December 31, 2017 are included in the table below (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2018
Financial assets:
Impaired loans	$69,721	$—	$—	$69,721
Non-financial assets:
Foreclosed assets	14,464	—	—	14,464
December 31, 2017
Financial assets:
Impaired loans	$60,569	$—	$—	$60,569
Non-financial assets:
Foreclosed assets	15,113	—	—	15,113

The following table presents additional information about the unobservable inputs used in the fair value measurement of financial assets measured on a nonrecurring basis that were categorized within the Level 3 of the fair value hierarchy (fair value in thousands):

	Fair Value at	Valuation
	September 30, 2018	Technique	Unobservable Input	Range

Impaired loans	$69,721	Appraisal of collateral	Appraisal adjustments - sales costs	5% - 10%
Foreclosed assets	14,464	Appraisal of collateral	Appraisal adjustments - sales costs	5% - 10%

	Fair Value at	Valuation
	December 31, 2017	Technique	Unobservable Input	Range

Impaired loans	$60,569	Appraisal of collateral	Appraisal adjustments - sales costs	5% - 10%
Foreclosed assets	15,113	Appraisal of collateral	Appraisal adjustments - sales costs	5% - 10%

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

The estimated fair values of financial instruments are as follows (in thousands):

	September 30, 2018
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Assets:
Cash and due from banks	$342,933	$342,933	$342,933	$—	$—
Interest earning deposits with banks	87,740	87,740	87,740	—	—
Investment securities available for sale	1,710,636	1,710,636	—	1,710,294	342
Investment securities held to maturity	923,082	932,756	—	932,756	—
Marketable equity securities	10,901	10,901	10,901	—	—
Non-marketable securities - FHLB and FRB stock	107,407	107,407	—	—	107,407
Loans held for sale	51,834	51,834	—	51,834	—
Loans, net	13,779,541	13,836,445	—	42,362	13,794,083
Accrued interest receivable	66,122	66,122	66,122	—	—
Derivative financial instruments	58,196	58,196	198	57,998	—
Financial Liabilities:
Non-interest bearing deposits	$6,036,012	$6,036,012	$6,036,012	$—	$—
Interest bearing deposits	8,672,781	8,659,683	—	—	8,659,683
Short-term borrowings	903,355	903,232	—	—	903,232
Long-term borrowings	451,677	451,620	—	—	451,620
Junior subordinated notes issued to capital trusts	133,995	108,394	—	—	108,394
Accrued interest payable	8,962	8,962	8,962	—	—
Derivative financial instruments	59,309	59,309	351	58,726	232

	December 31, 2017
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and due from banks	$397,880	$397,880	$397,880	$—	$—
Interest earning deposits with banks	181,341	181,341	181,341	—	—
Investment securities available for sale	1,408,326	1,408,326	11,063	1,396,900	363
Investment securities held to maturity	959,082	992,455	—	992,455	—
Non-marketable securities - FHLB and FRB stock	114,111	114,111	—	—	114,111
Loans held for sale	548,578	548,578	—	548,578	—
Loans, net	13,808,352	13,988,392	—	40,531	13,947,861
Accrued interest receivable	63,589	63,589	63,589	—	—
Derivative financial instruments	31,499	31,499	389	29,539	1,571
Financial Liabilities:
Non-interest bearing deposits	$6,381,512	$6,381,512	$6,381,512	$—	$—
Interest bearing deposits	8,576,866	8,569,368	—	—	8,569,368
Short-term borrowings	861,039	860,676	—	—	860,676
Long-term borrowings	505,158	513,725	—	—	513,725
Junior subordinated notes issued to capital trusts	211,494	170,965	—	—	170,965
Accrued interest payable	6,458	6,458	6,458	—	—
Derivative financial instruments	40,296	40,296	1,072	39,224	—

Note 13.	Stock Incentive Plans

ASC Topic 718 requires that the grant date fair value of equity awards to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such award.

The following table summarizes the impact of the Company’s share-based payment plans in the financial statements for the periods shown (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Total compensation expense for share-based payment plans during the period	$4,542	$4,393	$13,688	$13,317
Amount of related income tax benefit recognized in income (1)	1,507	2,175	5,460	8,513
(1) Includes tax benefits recorded for the vesting of restricted shares and exercise of options.

The Company adopted the Omnibus Incentive Plan (the “Omnibus Plan”) in 1997.  On May 28, 2014, the Company’s stockholders approved the third amendment and restatement of the Omnibus Plan to add 3,100,000 authorized shares for a total of 11,400,000 shares of common stock authorized to be utilized in connection with awards under the Omnibus Plan to directors, officers, and employees of the Company or any of its subsidiaries. The number of shares authorized increased by 2,400,000 to 13,800,000 upon completion of the Taylor Capital merger.  Equity grants under the Omnibus Plan can be in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other stock-based awards.  Shares awarded in the form of restricted stock, restricted stock units, performance shares, performance units, or other stock-based awards generally will reduce the shares available under the Omnibus Plan on a 2-for-1 basis. No more than 10% of the total number of authorized shares may be issued with respect to awards granted after May 28, 2014, other than stock appreciation rights, stock options and performance-based awards, which at the date of grant are scheduled to fully vest prior to three years from the date of grant (although such awards may provide scheduled vesting earlier with respect to some of such shares and for acceleration of vesting as provided in the Omnibus Plan).  As of September 30, 2018, there were 2,131,433 shares available for future grants.

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

The following table summarizes changes in stock options for the nine months ended September 30, 2018:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2017	1,721,978	$29.10	5.19
Granted	167,457	41.34
Exercised	(445,268)	26.36
Expired	(2,293)	33.08
Forfeited or cancelled	(24,031)	30.56
Options outstanding as of September 30, 2018	1,417,843	$31.37	5.92	$20,908
Options exercisable as of September 30, 2018	928,013	$28.46	4.78	$16,393

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

 The following assumptions were used for options granted during the nine months ended September 30, 2018:

September 30, 2018
Risk-free interest rate	2.80%
Expected volatility of Company’s stock	25.90%
Expected dividend yield	2.06%
Expected life of options	5.7 years
Weighted average fair value per option of options granted during the year	$9.45

The total intrinsic value of options exercised during the nine months ended September 30, 2018 and 2017 was $9.7 million and $5.2 million, respectively.

The following is a summary of changes in restricted shares and units for the nine months ended September 30, 2018:

	Number of Shares and Units	Weighted Average Grant Date Fair Value
Shares and units outstanding at December 31, 2017	973,201	$37.03
Granted	427,939	41.66
Vested	(316,639)	34.73
Forfeited or cancelled	(108,293)	35.74
Shares and units outstanding at September 30, 2018	976,208	39.95

The total intrinsic value of restricted shares and units that vested during the nine months ended September 30, 2018 and 2017 was $13.4 million and $17.4 million, respectively.

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

As of September 30, 2018, there was $26.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share option and nonvested share awards) granted under the Omnibus Plan.  At September 30, 2018, the weighted-average period over which the unrecognized compensation expense is expected to be recognized was approximately two years.

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

Interest rate swap and foreign currency forward contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. The net amount payable or receivable under interest rate swaps is accrued as an adjustment to interest income.  The net amount payable as of September 30, 2018 and December 31, 2017 was approximately $1 thousand.  The Company's credit exposure on interest rate swaps is limited to the Company's net favorable value and interest payments of all swaps to each counterparty. In such cases, collateral is generally required from the counterparties involved if the net value of the swaps exceeds a nominal amount.  At September 30, 2018, the Company’s credit exposure relating to interest rate swaps was approximately $17.7 million, which is secured by the underlying collateral on customer loans.

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

The Company had fair value commercial loan interest rate swaps, to hedge its interest rate risk, with an aggregate notional amount of $18 thousand at September 30, 2018.  For fair value hedges, the changes in fair values of both the hedging derivative and the hedged item were recorded in current earnings as other income.

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

The Company’s derivative financial instruments are summarized below as of September 30, 2018 and December 31, 2017 (in thousands):

	Asset Derivatives				Liability Derivatives
	September 30, 2018		December 31, 2017		September 30, 2018		December 31, 2017
	Notional	Estimated	Notional	Estimated	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
Derivative instruments designated as hedges of fair value:
Interest rate swap contracts (1)	$—	$—	$—	$—	$18	$(1)	$58	$(1)
Stand-alone derivative instruments: (2)
Interest rate swap contracts	1,713,998	38,624	1,563,109	21,217	1,713,998	(38,624)	1,563,109	(21,217)
Interest rate options contracts	506,760	4,324	372,927	1,887	506,760	(4,324)	372,927	(1,887)
Foreign exchange contracts	52,175	2,354	40,713	1,934	70,111	(2,298)	34,029	(1,759)
Spot foreign exchange contracts	13,036	35	1,424	23	3,119	(8)	24	—
Mortgage related derivatives:
Interest rate swap contracts	225,000	12,661	458,000	4,479	275,000	(13,472)	1,008,000	(14,360)
Interest rate swaptions contracts	—	—	—	—	—	—	—	—
Treasury futures contracts	25,000	20	28,000	39	22,500	(88)	30,000	(222)
TBA mortgage securities	—	—	15,000	16	50,000	(250)	100,000	(63)
Forward loan sale commitments	35,800	178	259,000	333	9,500	(12)	483,500	(787)
Interest rate lock commitments	—	—	404,557	1,571	33,351	(232)	—	—
Total stand-alone derivative instruments	2,571,769	58,196	3,142,730	31,499	2,684,339	(59,308)	3,591,589	(40,295)
Total	$2,571,769	$58,196	$3,142,730	$31,499	$2,684,357	$(59,309)	$3,591,647	$(40,296)

(1) Derivative instruments designated to hedge fixed-rate commercial real estate loans.
(2) These portfolio swaps are not designated as hedging instruments under ASC Topic 815.

Amounts included in other operating income in the consolidated statements of operations related to derivative financial instruments were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Derivative instruments designated as hedges of fair value:
Interest rate swap contracts	$—	$—	$1	$2
Stand-alone derivative instruments:
Interest rate swap contracts	617	3,276	4,245	6,749
Interest rate options contracts	—	—	—	—
Foreign exchange contracts	(83)	(70)	172	190
Spot foreign exchange contracts	723	629	2,340	2,036
Mortgage related derivatives	(1,630)	(11,625)	(3,083)	(22,067)
Total stand-alone derivative instruments	(373)	(7,790)	3,674	(13,092)
Total	$(373)	$(7,790)	$3,675	$(13,090)

Methods and assumptions used by the Company in estimating the fair value of its interest rate swaps are discussed in Note 12 to consolidated financial statements.

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

Information about the Company's financial instruments that are eligible for offset in the consolidated balance sheet as of September 30, 2018 is summarized below (in thousands):

	Financial Assets			Financial Liabilities
	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
Derivatives:
Interest rate swap contracts, caps and floors	$39,790	$—	$39,790	$3,046	$—	$3,046
Foreign exchange contracts	700	—	700	1,802	—	1,802
Mortgage related derivatives	12,859	—	12,859	13,823	—	13,823
Total derivatives	53,349	—	53,349	18,671	—	18,671
Repurchase agreements	—	—	—	311,605	—	311,605
Total	$53,349	$—	$53,349	$330,276	$—	$330,276

	Financial Assets				Financial Liabilities
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
Derivatives:
Counterparty A	$10,830	$(2,550)	$(8,253)	$27	$2,550	$(2,550)	$—	$—
Counterparty B	4,084	(430)	(3,471)	183	430	(430)	—	—
Counterparty C	2,280	—	(1,950)	330	—	—	—	—
Other counterparties	36,155	(15,560)	(1,752)	18,843	15,691	(15,560)	(1,875)	(1,744)
Total derivatives	53,349	(18,540)	(15,426)	19,383	18,671	(18,540)	(1,875)	(1,744)
Repurchase agreements	—	—	—	—	311,605	—	(311,605)	—
Total	$53,349	$(18,540)	$(15,426)	$19,383	$330,276	$(18,540)	$(313,480)	$(1,744)

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

The Mortgage Banking Segment originates residential mortgage loans for sale to investors and for the Company's portfolio through its retail and third party originator channels. This segment also services residential mortgage loans for various investors and for loans owned by the Company. The Mortgage Banking Segment is subject to an extensive system of laws and regulations that are intended primarily for the protection of customers. On April 12, 2018, the Company announced the discontinuation of its national mortgage origination business, which includes substantially all originations outside of the Company's consumer banking footprint in the Chicagoland area. The Company is retaining the mortgage servicing asset, residential mortgage loans, and Chicagoland area originations. The Company expects to stop operating its mortgage business as a defined segment with separate Mortgage Banking Segment reporting in 2019.

Net interest income for the Leasing and Mortgage Banking segments include adjustments based on the Company's internal funds transfer pricing model. Non-interest income for the Leasing Segment includes income on loans originated for the sole purpose of funding equipment purchases related to leases at the Company's lease subsidiaries.

The following tables present summary financial information for the reportable segments (in thousands):

	Banking	Leasing	Mortgage Banking	Consolidated
Three months ended September 30, 2018
Net interest income	$152,003	$2,160	$7,685	$161,848
Provision for credit losses	21,439	90	(26)	21,503
Non-interest income	46,750	23,157	9,934	79,841
Non-interest expense (1)	126,979	15,611	25,954	168,544
Income tax expense	8,671	2,480	(2,223)	8,928
Net income	$41,664	$7,136	$(6,086)	$42,714
Total assets	$16,677,552	$1,340,901	$1,701,518	$19,719,971
Three months ended September 30, 2017
Net interest income	$142,888	$2,686	$11,373	$156,947
Provision for credit losses	3,637	399	481	4,517
Non-interest income	45,128	22,560	28,243	95,931
Non-interest expense (1)	113,014	14,498	35,449	162,961
Income tax expense	18,781	4,307	1,469	24,557
Net income	$52,584	$6,042	$2,217	$60,843
Total assets	$16,406,714	$1,307,459	$2,402,362	$20,116,535

(1)
Includes merger related and repositioning expenses of $4.2 million and $9.8 million in the Banking and Mortgage Banking Segment, respectively, for the three months ended September 30, 2018 and $1.6 million in the Banking Segment for the three months ended September 30, 2017.

	Banking	Leasing	Mortgage Banking	Consolidated
Nine months ended September 30, 2018
Net interest income	$439,088	$6,991	$28,219	$474,298
Provision for credit losses	34,764	566	(100)	35,230
Non-interest income	136,558	70,664	53,727	260,949
Non-interest expense (1)	367,489	46,319	115,614	529,422
Income tax expense	37,288	4,288	(8,985)	32,591
Net income	$136,105	$26,482	$(24,583)	$138,004
Total assets	$16,677,552	$1,340,901	$1,701,518	$19,719,971
Nine months ended September 30, 2017
Net interest income	$410,319	$7,300	$31,365	$448,984
Provision for credit losses	16,054	674	1,222	17,950
Non-interest income	130,564	62,136	86,851	279,551
Non-interest expense (1)	337,289	41,711	106,515	485,515
Income tax expense	50,103	10,951	4,170	65,224
Net income	$137,437	$16,100	$6,309	$159,846
Total assets	$16,406,714	$1,307,459	$2,402,362	$20,116,535

(1)
Includes merger related and repositioning expenses of $9.6 million and $29.9 million in the Banking and Mortgage Banking Segment, respectively, for the nine months ended September 30, 2018 and $9.0 million in the Banking Segment for the nine months ended September 30, 2017.

Note 16.	Preferred Stock

On August 18, 2014, in connection with the Taylor Capital merger, the Company issued one share of its Perpetual Non-Cumulative Preferred Stock, Series A (“Company Series A Preferred Stock”), in exchange for each of the 4,000,000 outstanding shares of Taylor Capital’s Perpetual Non-Cumulative Preferred Stock, Series A. Holders of the Company Series A Preferred Stock were entitled to receive, when as and if declared by the Company’s board of directors, non-cumulative cash dividends on the liquidation preference amount, which was $25 per share, at a rate of 8.00% per annum, payable quarterly. The Company Series A Preferred Stock was included in Tier 1 capital for regulatory capital purposes. On February 15, 2018, the Company redeemed all of the 4,000,000 issued and outstanding shares of Company Series A Preferred Stock at a redemption price of $25.00 per share, or $100.0 million in the aggregate. The excess carrying amount of the Series A Preferred Stock in the amount of $15.3 million was retained in stockholders' equity and reflected as income available to common stockholders, which was included in the calculation of earnings per common share for the nine months ended September 30, 2018.

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

On May 20, 2018, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Fifth Third Bancorp, an Ohio corporation ("Fifth Third"), pursuant to which a newly formed subsidiary of Fifth Third will be merged with and into the Company, with the Company as the surviving corporation (the “Merger”).

At the effective time of the Merger (the "Effective Time"), each outstanding share of Company Common Stock will be converted into the right to receive (i) 1.45 shares of Fifth Third common stock ("Fifth Third Common Stock"), and (ii) $5.54 in cash (collectively, the "Merger Consideration"). The Company’s Series C Preferred Stock will remain outstanding and unchanged (except as modified by the Charter Amendment) as preferred stock of the Company, which will be a subsidiary of Fifth Third.

Pursuant to an amendment to the Company's charter (the "Charter Amendment"), effective immediately prior to consummation of the Merger, the holders of Company Series C Preferred Stock will have the right to vote with the holders of Company Common Stock as a single class on all matters submitted to a vote of such common stockholders. Upon completion of the Merger, Fifth Third, as the sole holder of Company Common Stock, will control the Company. Following completion of the Merger, the holders of Company Series C Preferred Stock will vote with Fifth Third as a single class on all matters submitted to a vote of Fifth Third, as the sole common stockholder of the Company. Thus, the voting rights that will be conferred upon the holders of Company Series C Preferred Stock by the Charter Amendment will continue to apply with respect to the Company, and not Fifth Third, following completion of the Merger.

At the Effective Time, each option granted by the Company to purchase shares of Company Common Stock (the "Company Options") will be converted into an option to purchase shares of Fifth Third Common Stock on the same terms and conditions as were applicable to such Company Options prior to the Merger, subject to certain adjustments to the exercise price and the number of shares of Fifth Third Common Stock issuable upon exercise of such option in accordance with the Merger Agreement. In addition, each Company restricted stock award, restricted stock unit and performance-based award (the "Company Equity Awards") that remains unvested and would not automatically vest by its terms at the Effective Time will be assumed by Fifth Third and converted into a number of shares of Fifth Third Common Stock (the "Assumed Equity Awards") with such shares being subject to certain adjustments in accordance with the Merger Agreement but otherwise remaining subject to the same terms and conditions as applicable immediately prior to such conversion. Each Company Equity Award that is outstanding immediately prior to the Effective Time that is not assumed under the Merger Agreement will be canceled and converted automatically into the right to receive the Merger Consideration.

On September 18, 2018, the Company received the requisite approvals of its common stockholders for the Merger. The Merger is subject to regulatory approvals and certain other customary closing conditions.

Note 18.	Subsequent Events

On October 7, 2018, the Company redeemed the junior subordinated notes held by American Chartered Statutory Trust II and, as a result, all of the issued and outstanding three month LIBOR + 2.75% American Chartered Statutory Trust II capital (preferred) securities were concurrently redeemed. The aggregate liquidation amount of these trust preferred securities was $10.0 million.

On October 23, 2018, the Company redeemed the junior subordinated notes held by FOBB Statutory Trust III and, as a result, all of the issued and outstanding three month LIBOR + 2.80% FOBB Statutory Trust III capital (preferred) securities were concurrently redeemed. The aggregate liquidation amount of these trust preferred securities was $5.0 million.

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

Our net income is also affected by non-interest income and non-interest expenses.  During the periods under report, non-interest income included revenue from our key fee initiatives: net lease financing revenue, treasury management fees, wealth management fees, card fees and capital markets and international banking fees. Non-interest income also included mortgage banking revenue, consumer and other deposit service fees, brokerage fees, loan service fees, increase in cash surrender value of life insurance, net gain (loss) on investment securities, net loss on disposal of other assets, and other operating income. During the periods under report, non-interest expenses included salaries and employee benefits expense, occupancy and equipment expense, computer services and telecommunication expense, advertising and marketing expense, professional and legal expense, other intangibles amortization expense, branch exit and facilities impairment charges, net loss (gain) on other real estate owned and other related expenses, loss on extinguishment of debt, and other operating expenses. Additionally, dividends on preferred shares reduced net income available to common stockholders, which, as discussed below, was more than offset during the nine months ended September 30, 2018 by a return from preferred stockholders resulting from the redemption during that period of our 8% Series A non-cumulative perpetual preferred stock.

Net interest income is affected by changes in the volume and mix of interest earning assets, interest earned on those assets, the volume and mix of interest bearing liabilities and interest paid on those liabilities. Non-interest income and non-interest expenses are impacted by growth of operations and growth in the number of loan and deposit accounts through both acquisitions and core banking and leasing business growth. Growth in operations affects other expenses primarily as a result of additional employee, branch facility and promotional marketing expense. Changes in the number of loan and deposit accounts affect other income, including service fees as well as other expenses such as computer services, supplies, postage, telecommunications and other miscellaneous expenses. Non-performing asset levels impact salaries and benefits, legal expenses and other real estate owned expenses.

On April 12, 2018, the Company announced the discontinuation of its national mortgage origination business, which includes substantially all originations outside of the Company's consumer banking footprint in the Chicagoland area. As a result, the Company continues to expect to incur one-time pre-tax costs of approximately $37 to $41 million during 2018 and 2019, of which approximately $29 million were already recognized in the nine months ended September 30, 2018, and to stop operating its mortgage business as a defined segment with separate Mortgage Banking Segment reporting in 2019. The first phase of staff reductions was completed in early July 2018, and staff reductions continued through the rest of the third quarter of 2018. The Company plans to continue originating residential mortgage loans in the greater Chicago area through its mortgage retail offices, retain the mortgage servicing asset as well as its mortgage servicing operation in Wilmington, Ohio, and continue holding residential mortgages on its balance sheet.

On May 20, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Fifth Third Bancorp, an Ohio corporation (“Fifth Third”). The Merger Agreement provides that upon the terms and subject to the conditions set forth therein, the Company will merge with a subsidiary of Fifth Third. On September 18, 2018, the Company received the necessary approvals of its common stockholders. The transaction is subject to regulatory approvals and certain other customary closing conditions. For additional information, see Note 17 of the notes to consolidated financial statements in Part I, Item 1 of this report.

The Company had net income of $42.7 million for the three months ended September 30, 2018 compared to $60.8 million for the three months ended September 30, 2017. Net income available to common stockholders was $39.7 million for the three months ended September 30, 2018 compared to $58.8 million for the three months ended September 30, 2017. Fully diluted earnings per common share were $0.47 for the three months ended September 30, 2018 compared to $0.69 per common share for the three months ended September 30, 2017.

The results of operations for the three months ended September 30, 2018 were impacted by the following compared to the same period in 2017:

•
a $4.9 million increase in net interest income as a result of higher average loan balances driven by growth in commercial loans, higher loan yields, and lower borrowings partly offset by lower loan balances held for sale and higher funding costs;

•	a $17.0 million increase in provision for credit losses as a result of higher charge offs during the quarter due to one loan relationship;

•
a $16.1 million decrease in non-interest income due to a decrease in mortgage banking revenue as a result of lower mortgage origination volume attributable to the discontinuation of our national mortgage origination business;

•	a $12.3 million increase in merger related and repositioning expenses as a result of the discontinuation of our national mortgage origination business and the pending merger with Fifth Third;

•	a $6.3 million loss on extinguishment of debt due to the redemptions of the junior subordinated notes held by TAYC Capital Trust II and Coal City Capital Trust I;

•
a $13.0 million decrease in non-interest expense, excluding merger related and repositioning expenses and the loss on extinguishment of debt, due to the lower salaries and employee benefits and other operating expenses as a result of the discontinuation of our national mortgage origination business;

•
$2.2 million in tax benefits related to a reversal of deferred tax liabilities as a result of the decrease in Federal income tax rate due to H.R. 1, originally known as the "Tax Cuts and Jobs Act" (the "TCJ Act"), which was enacted in the fourth quarter of 2017; and

•	a lower effective tax rate as a result of the TCJ Act.

The Company had net income of $138.0 million for the nine months ended September 30, 2018 compared to $159.8 million for the nine months ended September 30, 2017. Net income available to common stockholders was $144.2 million for the nine months ended September 30, 2018 compared to $153.8 million for the nine months ended September 30, 2017. Fully diluted earnings per common share were $1.69 for the nine months ended September 30, 2018 compared to $1.81 per common share for the nine months ended September 30, 2017. Net income available to common stockholders and diluted earnings per common share in the nine months ended September 30, 2018 were positively impacted by a $15.3 million, or $0.18 per common share, return from preferred stockholders due to the redemption of all $100.0 million of our 8% Series A non-cumulative perpetual preferred stock. The $15.3 million represents the excess carrying amount over the redemption price of the Series A preferred stock.

The results of operations for the nine months ended September 30, 2018 were impacted by the following compared to the same period in 2017:

•
a $25.3 million increase in net interest income as a result of higher average loan balances driven by growth in commercial and commercial real estate loans and higher loan yields partly offset by a lower tax benefit on municipal investment securities and tax exempt loans as a result of the TCJ Act and higher funding costs;

•	a $17.3 million increase in provision for credit losses as a result of higher charge offs during the third quarter of 2018 due to one loan relationship;

•
a $18.6 million decrease in non-interest income due to a decrease in mortgage banking revenue as a result of lower mortgage origination volume attributable to the discontinuation of our national mortgage origination business partly offset by an increase in lease financing revenue, net, and stronger earnings from investments in Small Business Investment Companies ("SBIC");

•	a $30.5 million increase in merger related and repositioning expenses as a result of the discontinuation of our national mortgage origination business and the pending merger with Fifth Third;

•
a $9.4 million loss on extinguishment of debt due to the redemption of the junior subordinated notes held by American Chartered Statutory Trust I, TAYC Capital Trust II, and and Coal City Capital Trust I;

•	$5.5 million in tax benefits related to a reversal of deferred tax liabilities as a result of the decrease in Federal income tax rate due to the TCJ Act; and

•	a lower effective tax rate as a result of the TCJ Act.

Critical Accounting Policies

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industries in which we operate.  This preparation requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes.  These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, actual results could differ from the estimates, assumptions, and judgments reflected in the financial statements.  Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than the results originally expected.  Management believes the following policies are both important to the portrayal of our financial condition and results of operations and require subjective or complex judgments; therefore, management considers the following to be critical accounting policies.  Management has reviewed the application of these polices with the Audit Committee of our Board of Directors.

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

Residual Value of Our Direct Finance, Leveraged, and Operating Leases.  Lease residual value represents the present value of the estimated fair value of the leased equipment at the termination date of the lease.  Realization of these residual values depends on many factors, including management’s use of estimates, assumptions, and judgment to determine such values.  Several other factors outside of management’s control may reduce the residual values realized, including general market conditions at the time of expiration of the lease, whether there has been technological or economic obsolescence or unusual wear and tear on, or use of, the equipment and the cost of comparable equipment.  If, upon the expiration of a lease, we sell the equipment and the amount realized is less than the recorded value of the residual interest in the equipment, we will recognize a loss reflecting the difference.  On a quarterly basis, management reviews the lease residuals for potential impairment.  If we fail to realize our aggregate recorded residual values, our financial condition and profitability could be adversely affected. The aggregate residual value of the equipment leased under our direct finance, leveraged, and operating leases totaled $195.2 million at September 30, 2018 and $214.3 million at December 31, 2017.  See Note 1 and Note 6 to the audited consolidated financial statements contained in our Annual Report Form 10-K for the year ended December 31, 2017 for additional information.

Income Tax Accounting.  ASC Topic 740 provides guidance on accounting for income taxes by prescribing the minimum recognition threshold that a tax position must meet to be recognized in the financial statements. ASC Topic 740 also provides guidance on measurement, recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of September 30, 2018, the Company had $105 thousand in uncertain tax positions.  The Company elects to treat interest and penalties recognized for the underpayment of income taxes as income tax expense.  However, interest and penalties imposed by taxing authorities on issues specifically addressed in ASC Topic 740 will be taken out of the tax reserves up to the amount allocated to interest and penalties.  The amount of interest and penalties exceeding the amount allocated in the tax reserves will be treated as income tax expense.  The application of income tax law is inherently complex.  Laws and regulations in this area are voluminous and are often ambiguous.  As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures.  Interpretations of, and guidance surrounding income tax laws and regulations change over time.  As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations.

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

Goodwill.  The excess of the cost of an acquisition over the fair value of the net assets acquired, including core deposit and client relationship intangibles, constitutes goodwill.  See Note 6 to the consolidated financial statements in Part I, Item 1 of this report for further information regarding core deposit and client relationship intangibles.  The Company reviews goodwill to determine potential impairment annually, or more frequently if events and circumstances indicate that goodwill might be impaired, by comparing the carrying value of the reporting units with the fair value of the reporting units.

The Company’s annual assessment date for goodwill impairment testing is as of December 31. Goodwill is tested for impairment at the reporting unit level. The Company currently has three reporting units: Banking, Leasing, and Mortgage Banking.  The carrying amount of goodwill was $1.0 billion at September 30, 2018 and December 31, 2017. On April 12, 2018, the Company announced the discontinuation of its national mortgage origination business, which includes substantially all originations outside of the Company's consumer banking footprint in the Chicagoland area. As a result, the Company recorded an impairment loss in the amount of $3.6 million within the Mortgage Banking segment in the second quarter of 2018. No impairment losses were recognized during the nine months ended September 30, 2017.

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

	Three Months Ended September 30,
(dollars in thousands)	2018			2017
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans held for sale	$196,180	$1,608	3.28%	$725,899	$6,651	3.67%
Loans (1) (2)	13,559,172	166,583	4.83	13,288,369	148,788	4.41
Loans exempt from federal income taxes (3)	262,538	2,716	4.05	321,284	4,050	4.93
Taxable investment securities	1,455,771	10,366	2.85	1,445,619	8,440	2.34
Investment securities exempt from federal income taxes (3)	1,220,193	11,882	3.90	1,255,025	14,971	4.77
Federal funds sold	383	2	2.21	38	0	1.74
Other interest earning deposits	375,961	1,648	1.74	147,065	327	0.88
Total interest earning assets	17,070,198	$194,805	4.50	17,183,299	$183,227	4.21
Non-interest earning assets	2,907,225			2,762,556
Total assets	$19,977,423			$19,945,855
Interest Bearing Liabilities:
Deposits:
NOW, money market and interest bearing deposits	$5,042,158	$10,183	0.80%	$4,740,210	$4,485	0.38%
Savings deposits	1,172,627	919	0.31	1,094,625	289	0.10
Time deposits	2,399,286	9,383	1.55	2,239,088	6,091	1.08
Short-term borrowings	611,907	2,317	1.50	1,838,284	5,148	1.11
Long-term borrowings and junior subordinated notes	853,669	7,089	3.24	553,924	3,610	2.50
Total interest bearing liabilities	10,079,647	$29,891	1.17	10,466,131	$19,623	0.74
Non-interest bearing deposits	6,418,925			6,337,955
Other non-interest bearing liabilities	524,447			479,488
Stockholders’ equity	2,954,404			2,662,281
Total liabilities and stockholders’ equity	$19,977,423			$19,945,855
Net interest income/interest rate spread (4)		$164,914	3.33%		$163,604	3.47%
Less: taxable equivalent adjustment		3,066			6,657
Net interest income, as reported		$161,848			$156,947
Net interest margin (5)			3.74%			3.60%
Tax equivalent effect			0.07%			0.16%
Net interest margin on a fully tax equivalent basis (non-GAAP) (5)			3.81%			3.76%
Effect of acquisition accounting discount accretion on loans acquired through bank mergers			(0.11)%			(0.20)%
Net interest margin on a fully tax equivalent basis, excluding the effect of acquisition accounting discount accretion on loans acquired through bank mergers (non-GAAP) (5)			3.70%			3.56%

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

Net interest income on a fully tax equivalent basis increased $1.3 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 due to higher average loan balances driven by growth in commercial loans, higher loan yields, and lower borrowings partly offset by lower loan balances held for sale, higher funding costs, and a lower tax benefit on municipal investment securities and tax exempt loans as a result of the TCJ Act. The average yield on loans and funding costs increased as a result of an increase in short-term rates. Average borrowings decreased due to the discontinuation of our national mortgage origination business resulting in lower loan balances held for sale, which are typically funded by borrowings. In addition, the redemption of the junior subordinated notes held by American Chartered Statutory Trust I and TAYC Capital Trust II reduced borrowings.

The net interest margin, expressed on a fully tax equivalent basis, was 3.81% for the third quarter of 2018 and 3.76% for the third quarter of 2017. Net interest income in the third quarter of 2018 included interest income of $4.6 million resulting from the accretion of the acquisition accounting discount recorded on loans acquired in bank mergers compared to $7.9 million in the third quarter of 2017. Excluding the accretion of the acquisition accounting discount recorded on loans acquired in bank mergers, our net interest margin on a fully tax equivalent basis would have been 3.70% and 3.56% for the three months ended September 30, 2018 and September 30, 2017, respectively. The increase in our net interest margin on a fully tax equivalent basis was due to higher loan yields and a favorable mix in liabilities partly offset by increased funding costs and a lower tax benefit on municipal investment securities and tax exempt loans as a result of the TCJ Act, which was enacted in the fourth quarter of 2017.

	Nine Months Ended September 30,
(dollars in thousands)	2018			2017
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans held for sale	$437,060	$11,468	3.50%	$626,000	$17,118	3.65%
Loans (1) (2)	13,583,096	478,243	4.66	12,817,685	415,485	4.29
Loans exempt from federal income taxes (3)	272,117	8,540	4.14	351,763	12,773	4.79
Taxable investment securities	1,410,815	28,878	2.73	1,525,546	26,279	2.30
Investment securities exempt from federal income taxes (3)	1,222,992	35,825	3.91	1,265,378	45,449	4.79
Federal funds sold	241	4	2.16	74	1	1.41
Other interest earning deposits	211,113	2,021	1.28	121,783	753	0.83
Total interest earning assets	17,137,434	$564,979	4.37	16,708,229	$517,858	4.11
Non-interest earning assets	2,887,097			2,741,325
Total assets	$20,024,531			$19,449,554
Interest Bearing Liabilities:
Deposits:
NOW and money market deposit	$4,931,411	$24,150	0.65%	$4,592,898	$10,391	0.30%
Savings deposit	1,196,811	2,621	0.29	1,113,044	789	0.09
Time deposits	2,450,226	26,132	1.43	2,146,564	15,953	0.99
Short-term borrowings	739,166	7,602	1.38	1,678,537	11,440	0.91
Long-term borrowings and junior subordinated notes	876,417	20,859	3.12	532,176	9,923	2.42
Total interest bearing liabilities	10,194,031	$81,364	1.06	10,063,219	$48,496	0.64
Non-interest bearing deposits	6,376,069			6,294,974
Other non-interest bearing liabilities	503,993			465,268
Stockholders’ equity	2,950,438			2,626,093
Total liabilities and stockholders’ equity	$20,024,531			$19,449,554
Net interest income/interest rate spread (4)		$483,615	3.31%		$469,362	3.47%
Less: taxable equivalent adjustment		9,317			20,378
Net interest income, as reported		$474,298			$448,984
Net interest margin (5)			3.66%			3.56%
Tax equivalent effect			0.08%			0.16%
Net interest margin on a fully tax equivalent basis (non-GAAP) (5)			3.74%			3.72%
Effect of acquisition accounting discount accretion on loans acquired through bank mergers			(0.12)%			(0.19)%
Net interest margin on a fully tax equivalent basis, excluding the effect of acquisition accounting discount accretion on loans acquired through bank mergers (non-GAAP)			3.62%			3.53%
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

Net interest income on a fully tax equivalent basis increased $14.3 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. This increase was due to higher average loan balances driven by growth in commercial and commercial real estate loans and higher loan yields partly offset by a lower tax benefit on municipal investment securities and tax exempt loans as a result of the TCJ Act and higher funding costs. The average yield on loans and funding costs increased as a result of an increase in short-term rates.

The net interest margin, expressed on a fully tax equivalent basis, was 3.74% for the nine months ended September 30, 2018 and 3.72% for the nine months ended September 30, 2017. Net interest income in the nine months ended September 30, 2018 included interest income of $13.8 million resulting from the accretion of the acquisition accounting discount recorded on loans acquired in bank mergers compared to $21.8 million in the same period of 2017. Excluding the accretion of the acquisition accounting discount recorded on loans acquired in bank mergers, our net interest margin on a fully tax equivalent basis would have been 3.62% and 3.53% for the nine months ended September 30, 2018 and 2017, respectively. The increase in our net interest margin on a fully tax equivalent basis was due to higher loan yields and a favorable mix in liabilities partly offset by increased funding costs and a lower tax benefit on municipal investment securities and tax exempt loans as a result of the TCJ Act.

Non-interest Income

The following table presents non-interest income for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 (in thousands):

	Three Months Ended
	September 30,
	2018	2017	Increase/ (Decrease)	Percentage Change
Non-interest income:
Mortgage banking revenue	$9,916	$28,242	$(18,326)	(64.9)%
Lease financing revenue, net	25,205	23,148	2,057	8.9
Treasury management fees	15,226	14,508	718	4.9
Wealth management fees	9,089	8,702	387	4.4
Card fees	5,362	4,585	777	16.9
Capital markets and international banking fees	1,913	4,870	(2,957)	(60.7)
Consumer and other deposit service fees	3,051	3,424	(373)	(10.9)
Brokerage fees	1,138	1,004	134	13.3
Loan service fees	2,103	2,114	(11)	(0.5)
Increase in cash surrender value of life insurance	1,298	1,321	(23)	(1.7)
Net (loss) gain on investment securities	(85)	83	(168)	(202.4)
Net loss on disposal of other assets	(32)	(180)	148	82.2
Other operating income	5,657	4,110	1,547	37.6
Total non-interest income	$79,841	$95,931	$(16,090)	(16.8)%

Non-interest income decreased by $16.1 million, or 16.8%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

•	Mortgage banking revenue decreased due to lower mortgage origination volume as a result of the discontinuation of the national mortgage origination business in the second quarter of 2018.

•
Lease financing revenue increased due to higher residual gains, rental income, and syndication fees partly offset by lower fees from the sale of third-party equipment maintenance contracts and promotional income.

•	Treasury management fees increased due to an increase in treasury management activity.

•	Card fees increased due to higher sales and volume in prepaid card fees and higher credit card usage.

•	Capital markets and international banking fees decreased due to fewer swap deals.

The following table presents non-interest income for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 (in thousands):

	Nine Months Ended
	September 30,
	2018	2017	Increase/ (Decrease)	Percentage Change
Non-interest income:
Mortgage banking revenue	$53,889	$86,850	$(32,961)	(38.0)%
Lease financing revenue, net	72,833	62,967	9,866	15.7
Treasury management fees	45,448	43,696	1,752	4.0
Wealth management fees	27,179	25,720	1,459	5.7
Card fees	15,803	13,564	2,239	16.5
Capital markets and international banking fees	8,696	11,709	(3,013)	(25.7)
Consumer and other deposit service fees	8,892	10,072	(1,180)	(11.7)
Brokerage fees	3,052	3,379	(327)	(9.7)
Loan service fees	6,496	6,120	376	6.1
Increase in cash surrender value of life insurance	3,678	3,910	(232)	(5.9)
Net (loss) gain on investment securities	(345)	451	(796)	(176.5)
Net loss on sale of assets	(786)	(307)	(479)	(156.0)
Other operating income	16,114	11,420	4,694	41.1
Total non-interest income	$260,949	$279,551	$(18,602)	(6.7)%

Non-interest income decreased by $18.6 million, or 6.7%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

•	Mortgage banking revenue decreased due to lower mortgage origination volume as a result of the discontinuation of the national mortgage origination business.

•	Lease financing revenue increased due to higher residual gains, promotional income, and syndication fees.

•	Treasury management fees increased due to an increase in treasury management activity.

•	Wealth management fees increased due to the addition of new customers.

•	Card fees increased due to higher sales and volume in prepaid card fees and higher credit card usage.

•	Capital markets and international banking fees decreased due to a decrease in swap and syndication fees.

•	Consumer and other deposit service fees decreased due to lower NSF and overdraft fees.

•	Other operating income increased as a result of stronger earnings from investments in SBICs.

Non-interest Expenses

The following table presents non-interest expense for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 (in thousands):

	Three Months Ended
	September 30,
	2018	2017	Increase/ (Decrease)	Percentage Change
Non-interest expenses:
Salaries and employee benefits expense	$101,885	$105,815	$(3,930)	(3.7)%
Occupancy and equipment expense	16,117	15,382	735	4.8
Computer services and telecommunication expense	12,684	10,062	2,622	26.1
Advertising and marketing expense	3,432	2,558	874	34.2
Professional and legal expense	2,586	2,109	477	22.6
Other intangibles amortization expense	1,854	2,038	(184)	(9.0)
Branch exit and facilities impairment charges	3,292	2,773	519	18.7
Net loss recognized on other real estate owned and other expense	248	(86)	334	388.4
Loss on extinguishment of debt	6,255	—	6,255	100.0
Other operating expenses	20,191	22,310	(2,119)	(9.5)
Total non-interest expenses	$168,544	$162,961	$5,583	3.4%

Non-interest expenses increased by $5.6 million, or 3.4%, for the three months ended September 30, 2018 from the three months ended September 30, 2017. Non-interest expenses include $13.9 million and $1.6 million in merger related and repositioning expenses for the three months ended September 30, 2018 and 2017, respectively. For the third quarter of 2018, approximately $10 million of the merger related and repositioning expenses related to the discontinuation of our national mortgage origination business and approximately $4 million related to the pending merger with Fifth Third.

Excluding merger related and repositioning expenses, non-interest expenses decreased by $6.8 million, or 4.2%, for the three months ended September 30, 2018 from the three months ended September 30, 2017. Explanations for changes other than merger related and repositioning expenses are as follows:

•
Salaries and employee benefits expense decreased due to lower salaries and commission expense as a result of the discontinuation of the national mortgage origination business partly offset by higher health insurance costs due to an increase in claims.

•
A $6.3 million loss on extinguishment of debt was recognized in the third quarter of 2018 due to the redemption of the junior subordinated notes held by TAYC Capital Trust II and Coal City Capital Trust I.

•
Other operating expenses decreased due to lower filing and other loan expense resulting from lower mortgage origination volume attributable to the discontinuation of the national mortgage origination business.

The following table presents the detail of the merger related and repositioning expenses for the three months ended September 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended
	September 30,
	2018	2017
Merger related and repositioning expenses (1):
Salaries and employee benefits	$6,561	$988
Occupancy and equipment expense	316	—
Computer services and telecommunication expense	2,648	(31)
Advertising and marketing expense	278	—
Professional and legal expense	712	—
Branch exit and facilities impairment charges	3,292	1,014
Other operating expenses	120	(392)
Total merger related and repositioning expenses	$13,927	$1,579

(1)	Primarily includes costs incurred in connection with the pending merger with Fifth Third, the discontinuation of our national mortgage origination business, and the American Chartered merger.

The following table presents non-interest expense for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 (in thousands):

	Nine Months Ended
	September 30,
	2018	2017	Increase/ (Decrease)	Percentage Change
Non-interest expenses:
Salaries and employee benefits	$331,877	$309,932	$21,945	7.1%
Occupancy and equipment expense	49,997	45,710	4,287	9.4
Computer services and telecommunication expense	34,711	29,287	5,424	18.5
Advertising and marketing expense	10,637	8,964	1,673	18.7
Professional and legal expense	13,371	7,250	6,121	84.4
Other intangibles amortization expense	5,652	6,214	(562)	(9.0)
Branch exit and facilities impairment charges	3,632	8,680	(5,048)	(58.2)
Net loss recognized on other real estate owned and other expense	1,343	1,448	(105)	(7.3)
Loss on extinguishment of debt	9,391	—	9,391	100.0
Goodwill impairment loss	3,623	—	3,623	100.0
Other operating expenses	65,188	68,030	(2,842)	(4.2)
Total non-interest expenses	$529,422	$485,515	$43,907	9.0%

Non-interest expenses increased by $43.9 million, or 9.0%, for the nine months ended September 30, 2018 from the nine months ended September 30, 2017. Non-interest expenses include $39.5 million and $9.0 million in merger related and repositioning expenses for the nine months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018 approximately $29 million of the merger related and repositioning expenses related to the discontinuation of our national mortgage origination business and approximately $10 million related to the pending merger with Fifth Third.

Excluding merger related and repositioning expenses, non-interest expenses increased by $13.4 million, or 2.8%, for the nine months ended September 30, 2018 from the nine months ended September 30, 2017. Explanations for changes other than merger related and repositioning expenses are as follows:

•
Occupancy and equipment expense increased due to higher depreciation, as a result of our investment in our buildings and technology, and higher rental expenses, as a result of the office locations from the mortgage banking acquisition.

•	Computer services and telecommunication expense increased due to investments in technology and infrastructure.

•	Advertising and marketing expense increased due to media advertisement and sponsorship expense.

•	Professional and legal expense increased due to case settlements and other legal and professional fees.

•
A $9.4 million loss on extinguishment of debt was recognized due to the redemption of the junior subordinated notes held by American Chartered Statutory Trust I, TAYC Capital Trust II, and Coal City Capital Trust I.

•
Other operating expenses decreased due to lower filing and other loan expense resulting from lower mortgage origination volume attributable to the discontinuation of the national mortgage origination business.

The following table presents the detail of the merger related and repositioning expenses for the nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Nine Months Ended
	September 30,
	2018	2017
Merger related and repositioning expenses (1):
Salaries and employee benefits	$24,628	$2,154
Occupancy and equipment expense	352	10
Computer services and telecommunication expense	2,648	230
Advertising and marketing expense	304	—
Professional and legal expense	4,169	100
Branch exit and facilities impairment charges	3,632	6,921
Goodwill impairment loss (2)	3,623	—
Other operating expenses	159	(412)
Total merger related and repositioning expenses	$39,515	$9,003

(1)	Primarily includes costs incurred in connection with the pending merger with Fifth Third, the discontinuation of our national mortgage origination business, and the American Chartered merger.

(2)	Represents the goodwill impairment charge within the Mortgage Banking Segment in the second quarter of 2018.

Income Taxes

Income tax expense for the nine months ended September 30, 2018 was $32.6 million compared to $65.2 million for the nine months ended September 30, 2017. The decrease was due to the decrease in the effective tax rate resulting from the TCJ Act for nine months ended September 30, 2018.

The following table presents information on our income tax rate (dollars in thousands):

	Nine Months Ended
	September 30,
	2018	2017
Income before income taxes - as reported	$170,595	$225,070
Tax at Federal statutory rate (21% for 2018 and 35% for 2017)	35,825	78,775
Increase (decrease) due to:
Tax exempt income, net	(7,973)	(14,379)
State tax expense, net of Federal impact	9,403	9,592
Other items, net	1,715	266
Tax expense before discrete items	38,970	74,254
Income tax rate before discrete items (effective tax rate)	22.8%	33.0%
Discrete tax expense (benefit) items (1)	(838)	(4,602)
Discrete tax benefit - corporate Federal tax rate changes (2)	(5,541)	—
Discrete tax benefit - corporate state tax rate changes (3)	—	(2,324)
Discrete tax expense (benefit) - merger related items (4)	—	(2,104)
Income tax expense - as reported	$32,591	$65,224
Income tax rate	19.1%	29.0%

(1)	Includes tax benefits on the vesting of restricted shares, exercise of options, and other compensation.

(2)
Includes the impact of the Federal income tax rate decrease due to the TCJ Act (enacted on December 22, 2017) on our net deferred tax liabilities. The re-measurement of our net deferred tax liabilities due to the TCJ Act was determined to be provisional at September 30, 2018. We expect to finalize the re-measurement of our net deferred tax liabilities due to the TCJ Act in the fourth quarter of 2018.

(3)	Includes the tax benefit due to the impact of the Illinois state income tax rate increase (effective July 1, 2017) on our deferred tax assets.

(4)	Includes reversals of a tax liability no longer needed specifically related to two entities we acquired and certain non-deductible merger related items.

Operating Segments

The Company's operations currently consist of three reportable operating segments: Banking, Leasing and Mortgage Banking. Our Banking Segment generates revenues primarily from its lending, deposit gathering and fee business activities. Our Leasing Segment generates revenues through lease originations and related services. Our Mortgage Banking Segment originates residential mortgage loans for sale to investors through its retail and third party origination channels as well as residential mortgage loans held in our loan portfolio. The Mortgage Banking Segment also services residential mortgage loans owned by investors and the Company. As a result of the discontinuation of our national mortgage origination business, we expect to stop operating the mortgage business as a defined segment with separate Mortgage Banking Segment reporting in 2019.

Three Month Comparison

Net income from our Banking Segment for the three months ended September 30, 2018 decreased $10.9 million to $41.7 million compared to the three months ended September 30, 2017. The decrease in net income was due to an increase in provision for credit losses (higher charge offs during the quarter due to one loan relationship), a decrease in capital markets and international banking fees (fewer swap deals), and an increase in salaries and benefits (higher bonus and health insurance costs). These unfavorable variances were partly offset by higher net interest income, increased lease financing revenue, net (higher earnings from investments in leasing companies and residual gains), and higher card fees (increased sales and volume in prepaid and higher credit card usage).

The increase in net interest income at our Banking Segment was due to higher average loan balances driven by growth in commercial loans and higher loan yields partly offset by higher funding costs. The average yield on loans and funding costs increased as a result of an increase in short-term rates. In addition, the Banking Segment was favorably impacted by a lower effective tax rate due to the TCJ Act. Merger related and repositioning expenses were $4.2 million for the three months ended September 30, 2018 compared to $1.6 million for the same period in the prior year.

Net income from our Leasing Segment for the three months ended September 30, 2018 increased $1.1 million to $7.1 million compared to the three months ended September 30, 2017. This increase in net income was due to an increase in other non-interest income (favorable currency translation adjustment) and lower income tax expense (lower effective tax rate due to the TCJ Act) partly offset by increased salaries and employee benefits expense (the investment in sales and other revenue generating staff).

Compared to the three months ended September 30, 2017, net income from our Mortgage Banking Segment decreased $8.3 million to a loss of $6.1 million for the three months ended September 30, 2018. Net income was impacted by the discontinuation of our national mortgage origination business resulting in lower origination revenue and non-interest expenses. Merger related and repositioning expenses were $9.8 million for the three months ended September 30, 2018.

Nine Month Comparison

Net income from our Banking Segment for the nine months ended September 30, 2018 decreased $1.3 million to $136.1 million compared to the nine months ended September 30, 2017. The decrease in net income was due to the increase in provision for credit losses and non-interest expenses partly offset by the increase in net interest income, higher card fees (increased sales and volume in prepaid cards and higher credit card usage), and stronger earnings in SBIC investments.

The increase in net interest income at our Banking Segment was due to higher average loan balances driven by growth in commercial and commercial real estate loans and higher loan yields partly offset by a lower tax benefit on municipal investment securities and tax exempt loans as a result of the TCJ Act and higher funding costs. The average yield on loans and funding costs increased as a result of an increase in short-term rates. The increase in provision for credit losses resulted from higher charge offs during the third quarter of 2018 due to one loan relationship.

Non-interest expense at our Banking segment increased as a result of higher salaries and employee benefits expense, occupancy and equipment expense (higher building and software depreciation), computer services and telecommunication expense (previous investments in new technology), and professional and legal fees (case settlements and other legal and professional fees). Salaries and employee benefits expense increased due to annual salary increases, new hires, higher health insurance costs, and higher bonus and stock based compensation expense. In addition, the Banking Segment was favorably impacted by a lower effective tax rate due to the TCJ Act. Merger related and repositioning expenses were $9.6 million for the nine months ended September 30, 2018 compared to $9.0 million for the same period in the prior year.

Net income from our Leasing Segment for the nine months ended September 30, 2018 increased $10.4 million to $26.5 million compared to the nine months ended September 30, 2017. This increase in net income was due to higher lease financing revenue partly offset by increased salaries and employee benefits expense (due to the investment in sales and other revenue generating staff). Lease financing revenue increased due to higher residual gains, promotional income, and syndication fees. The Leasing Segment was also favorably impacted by a $3.8 million reversal of a deferred tax liability as a result of the decrease in Federal income tax rate due to the TCJ Act as well as a lower effective tax rate.

Compared to the nine months ended September 30, 2017, net income from our Mortgage Banking Segment decreased $30.9 million to a loss of $24.6 million for the nine months ended September 30, 2018. Net income was impacted by the discontinuation of our national mortgage origination business resulting in lower origination revenue and non-interest expenses. Merger related and repositioning expenses were $29.9 million for the nine months ended September 30, 2018.

Balance Sheet

Total assets decreased $367.0 million, or 1.8%, to $19.7 billion at September 30, 2018 from December 31, 2017.

•
Investment securities increased $270.5 million, or 10.9%, from December 31, 2017 to September 30, 2018 due to the purchase of residential mortgage-backed securities during the nine months ended September 30, 2018.

•	Loans held for sale decreased $496.7 million, or 90.6%, to $51.8 million from December 31, 2017 to September 30, 2018 due to the discontinuation of our national mortgage origination business.

•	Total loans, excluding purchased credit-impaired loans, decreased by $2.4 million to $13.8 billion at September 30, 2018 from December 31, 2017.

Total liabilities decreased by $322.5 million, or 1.9%, to $16.8 billion at September 30, 2018 from December 31, 2017.

•
Total deposits decreased by $249.6 million, or 1.7%, to $14.7 billion at September 30, 2018 from December 31, 2017 due to a decrease in non-interest bearing deposits partly offset by an increase in money market and NOW account balances.

•
Total borrowings decreased by $88.7 million, or 5.6%, to $1.5 billion at September 30, 2018 due to the redemption of the junior subordinated notes held by American Chartered Statutory Trust I, Coal City Capital Trust I, and TAYC Capital Trust II, as noted earlier.

Total stockholders’ equity decreased $44.5 million, or 1.5%, to $3.0 billion at September 30, 2018 compared to December 31, 2017 as a result of the redemption of all $100 million of our 8% Series A non-cumulative perpetual preferred stock partly offset by earnings for the nine months ended September 30, 2018 net of dividends declared.

Investment Securities

The following table sets forth the amortized cost and fair value of our investment securities, excluding marketable equity securities and non-marketable FHLB and FRB stock, by type of security as indicated (in thousands):

	September 30, 2018		December 31, 2017		September 30, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
U.S. Government sponsored agencies and enterprises	$5,087	$5,002	$23,013	$23,007	$23,077	$23,146
States and political subdivisions	335,034	343,256	363,813	379,325	366,187	385,829
Residential mortgage-backed securities	1,344,270	1,316,274	861,594	852,699	878,167	875,260
Commercial mortgage-backed securities	41,070	41,040	71,554	72,035	86,411	87,217
Corporate bonds	5,065	5,064	70,155	70,197	114,581	115,014
Equity securities (1)	—	—	11,236	11,063	11,177	11,077
Total Available for Sale	1,730,526	1,710,636	1,401,365	1,408,326	1,479,600	1,497,543
Held to maturity
States and political subdivisions	899,865	909,294	878,400	910,512	888,576	924,052
Residential mortgage-backed securities	23,217	23,462	80,682	81,943	105,662	107,694
Total Held to Maturity	923,082	932,756	959,082	992,455	994,238	1,031,746
Total	$2,653,608	$2,643,392	$2,360,447	$2,400,781	$2,473,838	$2,529,289

(1)	Reflected in marketable equity securities on the consolidated balance sheet following the adoption of the new guidance under ASC Topic 825 "Financial Instruments" on January 1, 2018.

Loan Portfolio

The following table sets forth the composition of our loan portfolio (excluding loans held for sale) as of the dates indicated showing the balances of legacy loans and loans acquired through the American Chartered and Taylor Capital mergers (dollars in thousands):

	September 30, 2018				December 31, 2017
	Legacy (1)	Acquired (2)	Total	% of Total	Legacy (1)	Acquired (2)	Total	% of Total
Commercial-related credits:
Commercial loans	$4,813,906	$122,630	$4,936,536	35%	$4,532,153	$254,027	$4,786,180	34%
Commercial loans collateralized by assignment of lease payments	2,051,474	14,114	2,065,588	15	2,077,972	35,163	2,113,135	15
Commercial real estate	3,295,681	536,351	3,832,032	28	3,370,590	776,939	4,147,529	30
Construction real estate	547,264	1,618	548,882	4	401,189	5,660	406,849	3
Total commercial-related credits	10,708,325	674,713	11,383,038	82	10,381,904	1,071,789	11,453,693	82
Other loans:
Residential real estate	1,220,286	182,801	1,403,087	10	1,212,120	220,338	1,432,458	10
Indirect vehicle	789,288	1,285	790,573	5	666,443	1,485	667,928	4
Home equity	152,999	28,478	181,477	1	165,297	53,801	219,098	2
Other consumer loans	85,431	274	85,705	1	72,742	399	73,141	1
Total other loans	2,248,004	212,838	2,460,842	17	2,116,602	276,023	2,392,625	17
Total loans excluding purchased credit-impaired loans	12,956,329	887,551	13,843,880	99	12,498,506	1,347,812	13,846,318	99
Purchased credit-impaired loans	60,980	30,092	91,072	1	79,066	40,678	119,744	1
Total loans	$13,017,309	$917,643	$13,934,952	100%	$12,577,572	$1,388,490	$13,966,062	100%

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

The following table sets forth the amounts of non-performing loans, non-performing assets and purchased credit-impaired loans (excluding loans held for sale and other real estate owned acquired as part of our FDIC-assisted transactions) as well as other information regarding asset quality at the dates indicated (dollars in thousands):

	September 30, 2018	December 31, 2017	September 30, 2017
Non-performing loans:
Non-accruing loans	$72,437	$71,238	$49,926
Loans 90 days or more past due, still accruing interest	1,294	5,570	689
Total non-performing loans	73,731	76,808	50,615
Other real estate owned	10,933	9,736	13,020
Repossessed assets	870	589	497
Total non-performing assets	$85,534	$87,133	$64,132
Purchased credit-impaired loans	$91,072	$119,744	$131,919
Total allowance for loan and lease losses	$155,411	$157,710	$159,128
Accruing restructured loans (1)	22,970	28,554	32,850
Total non-performing loans to total loans	0.53%	0.55%	0.36%
Total non-performing assets to total assets	0.43	0.43	0.32
Allowance for loan and lease losses to total non-performing loans	210.78	205.33	314.39

(1)	Accruing restructured loans consists of loans that have been modified and are performing in accordance with those modified terms.

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

The following table presents a summary of other real estate owned, excluding assets related to FDIC-assisted transactions, for the nine months ended September 30, 2018 and 2017 (in thousands):

	September 30,
	2018	2017
Beginning balance	$9,736	$26,279
Transfers in at fair value less estimated costs to sell	4,974	6,467
Fair value adjustments	(248)	(2,120)
Net gains on sales of other real estate owned	198	826
Cash received upon disposition	(3,727)	(18,432)
Ending balance	$10,933	$13,020

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

	September 30, 2018	December 31, 2017
Commercial loans	$123,029	$89,836
Commercial loans collateralized by assignment of lease payments	5,372	9,407
Commercial real estate	115,505	74,023
Construction real estate	1,225	—
Total	$245,131	$173,266

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

The commercial-related general loss reserve was $137.2 million as of September 30, 2018 and $132.8 million as of December 31, 2017. Reserves on impaired commercial-related loans are included in the “Commercial-Related Specific Reserves” section below.

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

The total commercial-related specific reserves component of the allowance was $1.2 million as of September 30, 2018 compared to $6.1 million as of December 31, 2017.

Consumer-Related Reserves.  Pools of homogeneous loans with similar risk and loss characteristics are also assessed for probable losses.  These loan pools include consumer, residential real estate, home equity, credit cards, and indirect vehicle loans.  Migration probabilities obtained from past due roll rate analyses and historical loss rates are applied to current balances to forecast charge-offs over a one-year time horizon. The reserves for consumer-related loans totaled $17.0 million at September 30, 2018 and $18.9 million at December 31, 2017.

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

We recorded a provision for credit losses of $85 thousand for acquired loans related to the non-purchased credit-impaired bank merger loans as accounted for in accordance with ASC Topic 310-20 for the nine months ended September 30, 2018. No additional provisions were recorded on the purchase credit-impaired bank merger loans accounted for in accordance with ASC Topic 310-30.

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

The following table presents an analysis of the allowance for loan and lease losses for the periods presented (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Balance at beginning of period	$164,578	$156,297	$159,408	$141,842
Provision for credit losses	21,503	4,517	35,230	17,950
Charge-offs:
Commercial loans	20,895	235	23,831	1,103
Commercial loans collateralized by assignment of lease payments	7,181	188	7,897	188
Commercial real estate	704	31	5,801	1,378
Construction real estate	—	—	—	—
Residential real estate	76	541	805	901
Home equity	724	439	972	873
Indirect vehicles	1,726	1,097	4,878	3,438
Other consumer loans	294	299	954	1,243
Total charge-offs	31,600	2,830	45,138	9,124
Recoveries:
Commercial loans	639	719	1,143	3,568
Commercial loans collateralized by assignment of lease payments	846	—	1,246	712
Commercial real estate	424	1,432	1,515	2,312
Construction real estate	13	502	443	661
Residential real estate	121	38	217	624
Home equity	261	149	559	724
Indirect vehicles	554	498	2,397	1,715
Other consumer loans	80	82	399	420
Total recoveries	2,938	3,420	7,919	10,736
Net charge-offs (recoveries)	28,662	(590)	37,219	(1,612)
Allowance for credit losses	157,419	161,404	157,419	161,404
Allowance for unfunded credit commitments	(2,008)	(2,276)	(2,008)	(2,276)
Allowance for loan and lease losses	$155,411	$159,128	$155,411	$159,128
Total loans	$13,934,952	$13,885,378	$13,934,952	$13,885,378
Ratio of allowance to total loans	1.12%	1.15%	1.12%	1.15%
Ratio of net charge-offs (recoveries) to average loans (annualized)	0.82	(0.02)	0.36	(0.02)

Net charge-offs of $28.7 million were recorded in the three months ended September 30, 2018 compared to net recoveries of $590 thousand in the three months ended September 30, 2017. A provision for credit losses of $21.5 million was recorded for the three months ended September 30, 2018 compared to $4.5 million for the three months ended September 30, 2017. A provision for credit losses of $55 thousand was recorded for bank merger loans for the three months ended September 30, 2018 compared to a provision for credit losses of $1.1 million for bank merger loans for the three months ended September 30, 2017.

Net charge-offs of $37.2 million were recorded in the nine months ended September 30, 2018 compared to net recoveries of $1.6 million in the nine months ended September 30, 2017. A provision for credit losses of $35.2 million was recorded for the nine months ended September 30, 2018 compared to $18.0 million for the nine months ended September 30, 2017. A provision for credit losses of $85 thousand was recorded for bank merger loans for the nine months ended September 30, 2018 compared to a provision for credit losses of $2.6 million for bank merger loans for the nine months ended September 30, 2017.

The increase in provision for credit losses for the three and nine months ended September 30, 2018 compared to the same periods in 2017 was due to higher charge-offs during the third quarter of 2018 mostly due to one loan relationship being downgraded during that quarter.

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

Lease investments by categories follow (in thousands):

	September 30, 2018	December 31, 2017	September 30, 2017
Direct finance leases:
Minimum lease payments	$444,353	$492,953	$450,748
Estimated unguaranteed residual values	62,933	74,220	69,152
Less: unearned income	(38,230)	(41,311)	(36,088)
Direct finance leases (1)	$469,056	$525,862	$483,812
Leveraged leases:
Minimum lease payments	$—	$179	$267
Estimated unguaranteed residual values	10	10	54
Less: unearned income	—	(3)	(5)
Less: related non-recourse debt	—	(177)	(263)
Leveraged leases (1)	$10	$9	$53
Operating leases:
Equipment, at cost	$625,683	$575,612	$530,629
Less accumulated depreciation	(195,840)	(166,561)	(159,088)
Lease investments, net	$429,843	$409,051	$371,541

(1)	Direct finance and leveraged leases are included as commercial loans collateralized by assignment of lease payments for financial statement purposes.

Leases that transfer substantially all of the benefits and risk related to the equipment ownership are classified as direct finance leases. If these direct finance leases have non-recourse debt associated with them and meet the additional requirements for a leveraged lease, they are further classified as leveraged leases, and the associated debt is netted with the outstanding balance in the consolidated financial statements. Interest income on direct finance and leveraged leases is recognized using methods which approximate a level yield over the term of the lease. Operating leases are investments in equipment leased to other companies, where the residual component makes up more than 10% of the investment.  The Company funds most of the lease equipment purchases internally, but has some loans at other banks which totaled $76.5 million at September 30, 2018, $76.3 million at December 31, 2017, and $73.6 million at September 30, 2017.

At September 30, 2018, the following reflects the residual values for leases by category in the year the initial lease term ends (in thousands):

	Residual Values
	Direct
End of initial lease term	Finance	Leveraged	Operating
December 31,	Leases	Leases	Leases	Total
2018	$3,100	$10	$6,415	$9,525
2019	8,027	—	12,205	20,232
2020	13,685	—	26,967	40,652
2021	6,397	—	21,902	28,299
2022	9,784	—	18,145	27,929
Thereafter	21,940	—	46,642	68,582
	$62,933	$10	$132,276	$195,219

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

Often times, there are several individual lease schedules under one master lease.  There were 4,776 leases at September 30, 2018 compared to 4,773 at December 31, 2017.  The average residual value per lease schedule was approximately $41 thousand and $45 thousand at September 30, 2018 and December 31, 2017, respectively.  The average residual value per master lease schedule was approximately $166 thousand at September 30, 2018 and $183 thousand at December 31, 2017. Certain residual values have less than full residual risk.

Liquidity and Sources of Capital

Our cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities.

Cash flows from operating activities include net income, adjusted for items in net income that did not impact cash.  Net cash flows provided by operating activities were $693.7 million for the nine months ended September 30, 2018 compared to net cash flows provided by operating activities of $290.9 million for the nine months ended September 30, 2017.  The change was mostly due to lower net proceeds of loans held for sale in the nine months ended September 30, 2017.

Cash flows from investing activities reflects the impact of loans and investment securities acquired for the Company’s interest-earning asset portfolios, as well as cash flows from asset sales and the impact of acquisitions.  For the nine months ended September 30, 2018, the Company had net cash flows used in investing activities of $323.3 million compared to net cash flows used in investing activities of $946.1 million for the nine months ended September 30, 2017.  The change was mostly due to a small decrease in loans in the nine months ended September 30, 2018 compared to an increase in loans in the nine months ended September 30, 2017 partly offset by an increase in purchases of investment securities during the nine months ended September 30, 2018.

Cash flows from financing activities include transactions and events whereby cash is obtained from depositors, creditors or investors.  For the nine months ended September 30, 2018, the Company had net cash flows used in financing activities of $518.9 million compared to net cash flows provided by financing activities of $635.5 million for the nine months ended September 30, 2017.  The change in cash flows from financing activities was mostly due to the decrease in short-term borrowings, the redemption of our 8% Series A non-cumulative perpetual preferred stock and junior subordinated notes held by American Chartered Statutory Trust I and TAYC Capital Trust II, and a decrease in deposits during the nine months ended September 30, 2018.

In the event that additional short-term liquidity is needed, we have established relationships with several large and regional banks to provide short-term borrowings in the form of federal funds purchases.  While, at September 30, 2018, there were no firm lending commitments in place, management believes that we could borrow approximately $357.5 million for a short time from these banks on a collective basis.  Additionally, we are a member of Federal Home Loan Bank of Chicago ("FHLB").  As of September 30, 2018, the Company had $698.9 million outstanding in FHLB advances, and could borrow an additional amount of approximately $504.6 million.  As a contingency plan for significant funding needs, the Asset/Liability Committee may also consider the sale of investment securities, selling securities under agreement to repurchase, or the temporary curtailment of lending activities.  As of September 30, 2018, the Company had approximately $1.9 billion of unpledged securities, excluding securities available for pledge at the FHLB.

Our main sources of liquidity at the holding company level are dividends from MB Financial Bank and cash on hand. We previously maintained a $35.0 million unsecured line of credit at the holding company level with a correspondent bank. No borrowings were outstanding on the line of credit as of September 30, 2018, and the line of credit matured on June 30, 2018. The holding company had $111.9 million in cash as of September 30, 2018.

See Notes 8 and 9 to the consolidated financial statements in Part I, Item 1 of this report for details of period end balances and other information for these various funding sources. There were no material changes outside the ordinary course of business in the Company’s contractual obligations at September 30, 2018 as compared to December 31, 2017.

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

At September 30, 2018, the Company’s total risk-based capital ratio was 13.48%, Tier 1 capital to risk-weighted assets ratio was 10.96%, common equity Tier 1 capital to risk-weighted assets ratio was 9.83% and Tier 1 capital to average asset ratio was 9.99%. At September 30, 2018, MB Financial Bank’s total risk-based capital ratio was 12.83%, Tier 1 capital to risk-weighted assets ratio was 10.89%, common equity Tier 1 capital to risk-weighted assets ratio was 10.88% and Tier 1 capital to average asset ratio was 9.92%. MB Financial Bank was categorized as “Well-Capitalized” at September 30, 2018 under the regulations of the Office of the Comptroller of the Currency.

The Company and MB Financial Bank must maintain a capital conservation buffer consisting of additional common equity Tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  The new capital conservation buffer requirement began phasing in on January 1, 2016 when a buffer greater than 0.625% of risk-weighted assets was required, which amount will increase each year until the buffer requirement is fully implemented on January 1, 2019. At September 30, 2018, the Company and MB Financial Bank maintained capital above the 1.875% conservation buffer required for 2018.

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

Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (1) the possibility that our actual results on selected items relating to our mortgage operations for which we have provided projections or estimates will be materially different from such projections or estimates; (2) the ability to satisfy closing conditions to our pending merger with Fifth Third on the expected terms and schedule; (3) the ability to obtain regulatory approvals required to complete our pending merger with Fifth Third, and the timing and conditions for such approvals; (4) delays in closing our pending merger with Fifth Third; (5) disruptions to our business resulting from our pending merger with Fifth Third; (6) the risk that funds obtained from capital raising activities will not be utilized efficiently or effectively; (7) expected revenues, cost savings, synergies, and other benefits from our other merger and acquisition activities might not be realized within the expected time frames or at all and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (8) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan and lease losses, which could necessitate additional provisions for loan losses, resulting both from originated loans and loans acquired from other financial institutions; (9) the quality and composition of our securities portfolio; (10) competitive pressures among depository institutions; (11) interest rate movements and their impact on customer behavior, net interest margin and the value of our mortgage servicing rights; (12) the possibility that our mortgage banking business may experience increased volatility in its revenues and earnings and the possibility that the profitability of our mortgage banking business could be significantly reduced, both before and after the discontinuation of our national mortgage origination business, if we are unable to originate and sell mortgage loans at profitable margins or if changes in interest rates negatively impact the value of our mortgage servicing rights; (13) the impact of repricing and competitors’ pricing initiatives on loan and deposit products; (14) fluctuations in real estate values; (15) results of examinations of us and our bank subsidiary by regulatory authorities and the possibility that any such regulatory authority may, among other things, limit our business activities, require us to change our business mix, increase our allowance for loan and lease losses, write-down asset values or increase our capital levels, or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; (16) our ability to adapt successfully to technological changes to meet customers’ needs and developments in the market place; (17) the possibility that security measures implemented might not be sufficient to mitigate the risk of a cyber attack or cyber theft, and that such security measures might not protect against systems failures or interruptions; (18) our ability to realize the residual values of our direct finance, leveraged, and operating leases; (19) our ability to access cost-effective funding; (20) changes in financial markets; (21) changes in economic conditions in general and in the Chicago metropolitan area in particular; (22) the costs, effects, and outcomes of litigation; (23) new legislation or regulatory changes, changes in the interpretation and/or application of laws and regulations by regulatory authorities, other governmental initiatives affecting the financial services industry and changes in federal and/or state tax laws, including but not limited to the TCJ Act, or interpretations thereof by taxing authorities; (24) changes in accounting principles, policies or guidelines; and (25) future goodwill impairment due to changes in our business, changes in market conditions, or other factors.

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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at September 30, 2018 that we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown.  Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability.

The table is intended to provide an approximation of the projected repricing of assets and liabilities at September 30, 2018 based on contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced because of contractual amortization and rate adjustments on adjustable-rate loans.  Loan and investment securities’ contractual maturities and amortization reflect expected prepayment assumptions.  While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on some of the accounts will not adjust immediately to changes in other interest rates. Therefore, the information in the table is calculated assuming that NOW, money market and savings deposits will reprice as follows: 43%, 45%, and 25%, respectively, in the first three months, 4%, 7%, and 7%, respectively, in the next nine months, 18%, 25%, and 29%, respectively, from one year to five years, and 35%, 23%, and 39%, respectively over five years (dollars in thousands):

	Time to Maturity or Repricing
	0 – 90	91 - 365	1 – 5	Over 5
	Days	Days	Years	Years	Total
Interest Earning Assets:
Interest earning deposits with banks	$74,970	$10,450	$2,320	$—	$87,740
Investment securities	89,607	291,723	1,296,306	1,074,390	2,752,026
Loans held for sale	51,834	—	—	—	51,834
Loans, including covered loans	8,291,309	1,399,283	3,429,615	814,745	13,934,952
Total interest earning assets	$8,507,720	$1,701,456	$4,728,241	$1,889,135	$16,826,552
Interest Bearing Liabilities:
NOW, money market, and interest bearing deposits	$2,277,957	$286,228	$1,098,029	$1,463,116	$5,125,330
Savings deposits	301,052	85,412	338,132	456,401	1,180,997
Time deposits	358,240	1,001,042	1,006,212	960	2,366,454
Short-term borrowings	903,355	—	—	—	903,355
Long-term borrowings	108,130	21,804	318,043	3,700	451,677
Junior subordinated notes issued to capital trusts	133,995	—	—	—	133,995
Total interest bearing liabilities	$4,082,729	$1,394,486	$2,760,416	$1,924,177	$10,161,808
Rate sensitive assets (RSA)	$8,507,720	$10,209,176	$14,937,417	$16,826,552	$16,826,552
Rate sensitive liabilities (RSL)	4,082,729	5,477,215	8,237,631	10,161,808	10,161,808
Cumulative GAP (GAP=RSA-RSL)	4,424,991	4,731,961	6,699,786	6,664,744	6,664,744
RSA/Total assets	43.14%	51.77%	75.75%	85.33%	85.33%
RSL/Total assets	20.70	27.77	41.77	51.53	51.53
GAP/Total assets	22.44	24.00	33.97	33.80	33.80
GAP/RSA	52.01	46.35	44.85	39.61	39.61

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

Based on simulation modeling which assumes gradual changes in interest rates over a one-year period and no growth in balances of our interest earning assets and interest bearing liabilities at September 30, 2018 and December 31, 2017, we believe that our net interest income would change due to changes in interest rates as follows (dollars in thousands):

Gradual	Changes in Net Interest Income Over One Year Horizon
Changes in	September 30, 2018		December 31, 2017
Levels of	Dollar	Percentage	Dollar	Percentage
Interest Rates	Change	Change	Change	Change
+ 2.00%	$46,971	7.34%	$46,967	7.33%
+ 1.00%	24,481	3.83	25,565	3.99
- 1.00%	(23,196)	(3.63)	(33,889)	(5.29)

In the interest rate sensitivity table above, changes in net interest income between September 30, 2018 and December 31, 2017 reflect changes in the composition of interest earning assets and interest bearing liabilities, related interest rates, repricing frequencies, and the fixed or variable characteristics of the interest earning assets and interest bearing liabilities.  The changes in net interest income incorporate the impact of loan floors as well as shifts from low cost deposits to higher cost certificates of deposit in a rising rate environment.
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

Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of September 30, 2018 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting: During the quarter ended September 30, 2018, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On April 12, 2018, we announced the discontinuation of our national mortgage origination business, which includes substantially all originations outside of our consumer banking footprint in the Chicagoland area. As a result, we expect to incur one-time pre-tax costs of approximately $37 million to $41 million. It may take longer than we expect to complete the winding down of this business and we may incur costs that exceed our estimated costs. Although we expect the net impact of anticipated reductions in our quarterly net interest income from the Mortgage Banking Segment, mortgage origination revenue from the Mortgage Banking Segment, mortgage servicing revenue from the Mortgage Banking Segment and non-interest expense from the Mortgage Banking Segment to increase our quarterly pre-tax income from the first quarter of 2018 by approximately $7.4 million in 2019, no assurance can be given as to when or whether we will realize this benefit. In addition, we expect revenues from the Mortgage Banking Segment to decrease more quickly than expenses from the Mortgage Banking Segment, as we stopped accepting locked loans and loan applications from our national residential mortgage origination business during the second quarter of 2018.

Our merger agreement with Fifth Third may be terminated in accordance with its terms and the merger may not be completed.
Our merger agreement with Fifth Third is subject to a number of conditions which must be fulfilled in order to complete the merger. Those conditions include: receipt of requisite regulatory approvals, absence of orders prohibiting completion of any of the proposed transactions, the accuracy of the representations and warranties in the merger agreement by both parties (subject to the materiality standards set forth in the merger agreement) and the performance by both parties of their covenants and agreements under the merger agreement, and the receipt by both parties of legal opinions from their respective tax counsels. These conditions to the closing of the merger may not be fulfilled in a timely manner or at all, and, accordingly, the merger may not be completed. In addition, the parties can mutually decide to terminate the merger agreement at any time, before or after stockholder approval, and we or Fifth Third may elect to terminate the merger agreement in certain other circumstances.
Termination of the merger agreement could negatively impact us.
If the merger is not completed for any reason, our ongoing business may be adversely impacted and, without realizing any of the anticipated benefits of completing the merger, we would be subject to a number of risks, including the following:

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

The following table sets forth information for the three months ended September 30, 2018 with respect to our repurchases of our outstanding common shares:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in Thousands)
April 1, 2018 — July 31, 2018	—	$—	—	$—
August 1, 2018 — August 31, 2018	5,072	48.48	—	—
September 1, 2018 — September 30, 2018	—	—	—	—
Total	5,072	$48.48	—

(1)	Includes shares withheld to satisfy tax withholding obligations upon the vesting of restricted stock awards.

Item 6.	Exhibits

Exhibit Number	Description

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

101
The following financial statements from the MB Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) the notes to consolidated financial statements*

*  Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MB FINANCIAL, INC.
(registrant)

Date:	November 9, 2018	By:	/s/Mitchell Feiger
Mitchell Feiger
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2018	By:	/s/Randall T. Conte
Randall T. Conte
Vice President and Chief Financial Officer
(Principal Financial Officer)