Form 10-K
period 2018-12-31
MB FINANCIAL INC /MD
filed 2019-03-01
CIK 1139812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

The aggregate market value of the voting shares held by non-affiliates of the Registrant was approximately $3,844,832,201 as of June 30, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter.  Solely for the purpose of this computation, it has been assumed that executive officers and directors of the Registrant are "affiliates."

There were issued and outstanding 84,479,464 shares of the Registrant’s common stock as of February 28, 2019.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required to be disclosed pursuant to Part III of this report either shall be: (i) deemed incorporated by reference from selected portions of the Registrant’s definitive proxy statement for its 2019 Annual Meeting of Stockholders, if such proxy statement is filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of Registrant’s fiscal year; or (ii) included in an amendment to this report filed with the Securities and Exchange Commission on a Form 10-K/A not later than the end of such 120-day period.

MB FINANCIAL, INC. AND SUBSIDIARIES

FORM 10-K

December 31, 2018

PART I

Item 1.	Business

General

MB Financial, Inc., headquartered in Chicago, Illinois, is a financial holding company with banking offices located primarily in the Chicago area.  The words “MB Financial,”  “the Company,” “we,” “our” and “us” refer to MB Financial, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.  Our primary market is the Chicago metropolitan area, in which we operate 86 banking offices through our bank subsidiary, MB Financial Bank, N.A. (MB Financial Bank). Through MB Financial Bank, we offer a broad range of financial services predominately to small and middle market businesses and individuals in the markets that we serve. We also offer financial services on a national basis. Our main business segments include Banking, Leasing and Mortgage Banking.  As of December 31, 2018, on a consolidated basis, we had total assets of $20.2 billion, deposits of $14.7 billion, stockholders’ equity of $3.0 billion, and client assets under management or advisement of $7.5 billion in our wealth management group (including $3.0 billion in our trust department and $4.5 billion in our bank-owned investment management firm, MSA Holdings, LLC ("MSA"), the parent company of our registered investment advisors, MainStreet Investment Advisors, LLC ("MainStreet") and Cedar Hill Associates LLC ("Cedar Hill")).

MB Financial, Inc. was incorporated as a Maryland corporation in 2001 in connection with a merger of predecessor companies. We have completed a number of acquisitions in recent years.

On August 18, 2014, the Company acquired Taylor Capital Group, Inc. ("Taylor Capital"), a bank holding company and the parent company of Cole Taylor Bank, a commercial bank headquartered in Chicago, through the merger of Taylor Capital with and into the Company, followed immediately by the merger of Cole Taylor Bank with and into MB Financial Bank. Consideration paid by the Company was $648.8 million, including $519.3 million in common stock and $129.5 million in cash. The Company issued 19.6 million shares of common stock as a result of the merger. In addition, each share of Taylor Capital’s Perpetual Non-Cumulative Preferred Stock, Series A was converted into one share of the Company's Perpetual Non-Cumulative Preferred Stock, Series A with substantially identical terms. On February 15, 2018, the Company redeemed all of the outstanding shares of the Company's Perpetual Non-Cumulative Preferred Stock, Series A.

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

On May 20, 2018, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Fifth Third Bancorp, an Ohio corporation ("Fifth Third"). The Merger Agreement provides that upon the terms and subject to the conditions set forth therein, the Company will merge with a subsidiary of Fifth Third. On September 18, 2018, the Company received the necessary approvals of its common stockholders. The transaction is subject to regulatory approvals and certain other customary closing conditions. See Note 24 of the notes to our audited consolidated financial statements contained in Item 8 of this report for additional information.

MB Financial Bank Subsidiaries

MB Financial Bank, our largest subsidiary, has three wholly owned subsidiaries, two with significant operating activities which are MB Equipment Finance, LLC, ("MB Equipment Finance") and MSA.

MB Equipment Finance consists of three divisions: Equipment Finance, Celtic Commercial Finance, and LaSalle Solutions. Equipment Finance offers a full range of equipment finance options and specializes in originating and syndicating commercial equipment leases and term loans to U.S. middle-market and larger businesses located throughout the U.S. Celtic Commercial Finance focuses on leasing equipment to middle market health care, legal, technology, and manufacturing companies located throughout the U.S. LaSalle Solutions focuses on leasing technology-related equipment to middle market and larger businesses located throughout the U.S.  In addition, LaSalle Solutions is a value-added reseller of third party equipment maintenance contracts, hardware, and software to large companies. LaSalle Solutions also assists companies with building cloud-based operating models for their information technology infrastructures through its BreakFree Solutions division.

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

Retail Banking. Retail banking has 86 banking offices and 119 ATMs located throughout the Chicago metropolitan area. Our target customers are small businesses (with annual revenues up to $10 million) located in our market and consumers who live and work near our banking centers. We offer our retail banking customers, both business and consumer, a variety of deposit products and services, such as checking, savings, money market, NOW and certificates of deposit. Our products are designed to meet the needs of customers of all ages and lifestyles. Our services are conveniently delivered through our branch network, as well as through our electronic channels, internet and mobile banking, providing added access for all clients.

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

Wealth Management.  Our wealth management group provides comprehensive wealth management solutions. We provide investment management, private banking services, financial planning and wealth advisory services to business owners, high net worth individuals, foundations, endowments and municipal agencies, through our private bankers, asset management and trust advisors. In addition, personal trust, custody, estate settlement, guardianship and retirement plan services are provided through our asset management and trust advisors. MainStreet, our registered investment advisor focused on the institutional sector, provides investment advisory solutions to the bank trust and independent trust company markets.

Leasing. Leasing includes lease originations and related services offered through our leasing subsidiary, MB Equipment Finance. We invest directly in equipment that we lease (referred to as direct finance, leveraged or operating leases) to "Fortune 1000," large middle-market companies and health care providers located throughout the United States. Our lease portfolio consists of various kinds of equipment, generally technology related, such as computer systems, satellite equipment, medical equipment and general manufacturing, industrial, construction and transportation equipment. We seek leasing transactions where we believe the equipment leased is integral to the lessee's business, thereby increasing the likelihood of renewal at the end of the lease term. Our leasing subsidiary is also a value-added reseller of third party equipment maintenance contracts, hardware, and software to large companies.

Mortgage Banking. Prior to April 12, 2018, the Mortgage Banking Segment conducted business on a national level and originated residential mortgage loans for sale to investors and for the Company's portfolio through its mortgage retail offices, third-party channels, and our 86 Chicago area retail banking branches. On April 12, 2018, the Company announced the discontinuation of its national mortgage origination business, which includes substantially all originations outside of the Company's consumer banking footprint in the Chicagoland area. As a result, the Company expects to stop operating its mortgage business as a defined segment with separate Mortgage Banking Segment reporting in 2019. The Company plans to continue originating residential mortgage loans in the greater Chicago area through its mortgage retail offices, retain the mortgage servicing asset as well as its mortgage servicing operation in Wilmington, Ohio, and continue holding certain residential mortgages on its balance sheet.

Lending Activities

General.  Our loan portfolio consists primarily of loans to businesses or for business purposes.

Commercial.  We make commercial loans mainly to middle market businesses, generally located in the Chicago metropolitan, southern Wisconsin, and northern Indiana areas.  Borrowers tend to be privately-owned and are generally manufacturers, wholesalers, distributors, long-term health care operators and service providers. Certain long-term health care borrowers are located outside the Chicago metropolitan, southern Wisconsin, and northern Indiana areas.  Loan products offered are primarily working capital, term loans and lines of credit that help our customers finance accounts receivable, inventory and equipment.  We also offer financial, performance and commercial letters of credit.  Commercial loans secured by owner occupied real estate are classified as commercial real estate loans.  Most commercial loans are short-term in nature, being one year or less, with the maximum term generally being five to seven years.

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

We also offer asset-based loans to businesses with collateral as the primary source of repayment. Most asset-based borrowers are located outside the Chicago, southern Wisconsin, and northern Indiana areas.  Collateral for these loans may include accounts receivable, inventory, equipment and owner-occupied real estate.  Collateral is monitored regularly to insure ongoing sufficiency of coverage and quality.  The primary risk for these loans is a significant decline in collateral values due to general market conditions.  Loan terms that mitigate these risks include asset appraisals with typical industry advance rates and amortization periods on fixed assets, percentage of collateral advance rates on current assets, ongoing field exams, dominion over cash collections using cash collateral accounts and regular asset monitoring.  Because of the national scope of our asset-based lending, the risk of these loans is also diversified by industry and geography.

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

The repayment of commercial real estate loans is often dependent on the successful operations of the property securing the loan or the business conducted on the property securing the loan.  In addition, most commercial real estate loans are not fully amortized over the loan period but have balloon payments due at maturity.  A borrower’s ability to make a balloon payment typically will depend on their ability to either refinance the loan or complete a timely sale of the underlying property.

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

Residential Real Estate.  We originate fixed and adjustable rate residential real estate loans secured by one to four unit dwellings.  Terms of first mortgages generally range from 15 to 30 years.  In deciding whether to make a residential real estate loan, we consider the qualifications of the borrower as well as the value of the underlying property.

Consumer.  Our consumer loan portfolio is primarily focused on indirect motorcycle, powersports, recreational vehicles, and marine loans provided through a network of dealers in 47 states. Terms of these fixed rate loans typically range from two to fifteen years depending on the product. In deciding whether to make an indirect loan, we consider the qualifications of the borrower as well as the value of the collateral.

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

Unsecured consumer loans typically have shorter terms and lower balances with higher yields as compared to residential real estate loans but carry a higher risk of default.  Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus, are more likely to be affected by adverse personal circumstances.  Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on these loans in the event of default.

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

Personnel

As of December 31, 2018, we and our subsidiaries employed a total of 2,661 full-time equivalent employees.  We consider our relationship with our employees to be good.

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

Holding Company Regulation.  As a bank holding company and a financial holding company, we are subject to comprehensive regulation by the Board of Governors of the Federal Reserve System, frequently referred to as the Federal Reserve Board, under the Bank Holding Company Act of 1956 (the "Bank Holding Company Act"), as amended by the Gramm-Leach-Bliley Act of 1999 (the “Gramm-Leach-Bliley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted on July 21, 2010, and other legislation.  We must file reports with the Federal Reserve Board and such additional information as the Federal Reserve Board may require, and our holding company and non-banking affiliates are subject to examination by the Federal Reserve Board.  Under Federal Reserve Board policy, the Dodd-Frank Act and Federal Reserve Board regulations, a bank holding company must serve as a source of strength for its bank subsidiaries.  The Federal Reserve Board may require, and has required in the past, a holding company to contribute additional capital to an undercapitalized bank subsidiary.  The Bank Holding Company Act provides that a bank holding company must obtain Federal Reserve Board approval before:

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

The Gramm-Leach-Bliley Act amended portions of the Bank Holding Company Act to authorize bank holding companies, such as us, directly or through non-bank subsidiaries to engage in securities, insurance and other activities that are financial in nature or incidental to a financial activity.  In order to undertake these activities, a bank holding company must become a “financial holding company” by submitting to the appropriate Federal Reserve Bank a declaration that the company elects to be a financial holding company and a certification that all of the depository institutions controlled by the company are well capitalized and well managed. In addition, each such depository institution must have at least a satisfactory rating under the Community Reinvestment Act ("CRA").  Our election to become a financial holding company became effective in July 2002.

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

There are a number of changes in what constitutes regulatory capital compared to the rules in effect prior to January 1, 2015, some of which are subject to transition periods.  These changes include the phasing-out of certain instruments as qualifying capital and eliminate or significantly reduce the use of hybrid capital instruments, especially trust preferred securities, as regulatory capital. Mortgage servicing and deferred tax assets over designated percentages of the CET1 threshold are deducted from capital.  In addition, Tier 1 capital includes AOCI, which includes all unrealized gains and losses on available for sale debt and equity securities.  However, because of our asset size at the time of election, we were eligible to elect to permanently opt out of the inclusion of unrealized gains and losses on available for sale debt and equity securities in our capital calculations.  We elected this option in the first quarter of 2015.

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

In addition to the minimum CET1, Tier 1, leverage ratio and total capital ratios, the Company and the Bank must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  The capital conservation buffer requirement began to be phased in on January 1, 2016 when a buffer greater than 0.625% of risk-weighted assets was required, which amount increased each year until the buffer requirement was fully implemented on January 1, 2019.

The Financial Accounting Standards Board has adopted a new accounting standard for US Generally Accepted Accounting Principles that will be effective for our first fiscal year beginning after December 31, 2019. This standard, referred to as Current Expected Credit Loss ("CECL") requires FDIC-insured institutions and their holding companies (banking organizations) to recognize credit losses expected over the life of certain financial assets. CECL covers a broader range of assets than the current method of recognizing credit losses and generally results in earlier recognition of credit losses. Upon adoption of CECL, a banking organization must record a one-time adjustment to its credit loss allowances as of the beginning of the fiscal year of adoption equal to the difference, if any, between the amount of credit loss allowances under the current methodology and the amount required under CECL. For a banking organization, implementation of CECL is generally likely to reduce retained earnings, and to affect other items, in a manner that reduces its regulatory capital. The federal banking regulators (the Federal Reserve, the OCC and the FDIC) have adopted a rule that gives a banking organization the option to phase in over a three-year period the day-one adverse effects of CECL on its regulatory capital.

To be considered "well capitalized," a bank holding company must have, on a consolidated basis, a total risk-based capital ratio of 10.0% or greater and a Tier 1 risk-based capital ratio of 6.0% or greater and must not be subject to an individual order, directive or agreement under which the FRB requires it to maintain a specific capital level.

As of December 31, 2018, we and our bank subsidiary met the requirements to be "well capitalized" and the full capital conservation buffer requirement. The well capitalized standard for the Bank is discussed below.

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

The various federal bank regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by the Federal Deposit Insurance Corporation Improvement Act, using the total risk-based capital, Tier 1 risk-based capital, CET1 and leverage capital ratios as the relevant capital measures.  A “well capitalized” institution must have a Tier 1 risk-based capital ratio of at least 8%, a total risk-based capital ratio of at least 10%, a CET1 capital ratio of at least 6.5% and a leverage ratio of at least 5% and must not be subject to a capital directive or order.  An institution is “adequately capitalized” if it has a Tier 1 risk-based capital ratio of at least 6%, a total risk-based capital ratio of at least 8%, a CET1 capital ratio of at least 4.5% and a leverage ratio of at least 4%.  An institution is “undercapitalized” if it has a Tier 1 risk-based capital ratio of less than

6%, a total risk-based capital ratio of less than 8%, a CET1 capital ratio of less than 4.5% or a leverage ratio of less than 4%.  An institution is “significantly undercapitalized” if it has a Tier 1 risk-based capital ratio of less than 4%, a total risk-based capital ratio of less than 6%, a CET1 capital ratio of less than 3%, or a leverage ratio of less than 3%.  An institution is “critically undercapitalized” if its tangible equity is equal to or less than 2% of total assets.  Generally, an institution may be reclassified in a lower capitalization category if it is determined that the institution is in an unsafe or unsound condition or engaged in an unsafe or unsound practice.

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

As described above under “--Capital Adequacy,” the capital conservation buffer requirement can also restrict our ability and the ability of our bank subsidiary to pay dividends.

Stress Testing. As required by the Dodd-Frank Act and the regulations of the Federal Reserve Board and the OCC, institutions such as the Company and our subsidiary bank, with average total consolidated assets greater than $10 billion, must conduct annual, company-run stress tests under the baseline, adverse and severely adverse scenarios provided by the federal banking regulators. The regulators may also require the use of additional scenarios. The stress test is a process to assess the potential impact of scenarios on the consolidated earnings, losses and capital of an institution over the planning horizon, taking into account the institution’s condition, risks, exposures, strategies and activities. The purpose of the stress tests is to ensure that institutions have robust, forward-looking capital planning that accounts for their risks and to help ensure that institutions have sufficient capital throughout times of economic and financial stress. Beginning with the 2016 stress test, which is the first stress test we and our bank subsidiary conducted under the regulations, the company-run stress tests are to be conducted using data as of December 31st of the preceding calendar year and the scenarios released by the agencies from time to time. Aligned with the prior year, stress test results must be reported to the agencies by July 31st of each year, with public disclosure of a summary of the stress test results between October 15th and October 31st. The stress test results are an important factor considered by the Federal Reserve Board and the OCC in evaluating, among other matters, the capital adequacy of the Company and our subsidiary bank and whether any proposed payments of dividends or stock repurchases may be an unsafe or unsound practice. We and our subsidiary bank must consider the results of stress tests in the normal course of business, including consideration of capital planning, assessment of capital adequacy and risk management practices. On May 24, 2018, the Economic Reform, Regulatory Relief, and Consumer Protection Act (the “Economic Reform Act”) was enacted. Among other things, the Economic Reform Act provides that, effective 18 months from enactment, the Dodd-Frank Act’s requirements for company-run stress tests will not apply to certain banks and bank holding companies, including the Company and Bank.  The Federal Reserve and the OCC have provided immediate relief from such requirements, which applies to the Company and the Bank, and have proposed to amend their regulations accordingly. As a result of the Economic Reform Act, the company-run stress tests and public disclosure for the Company and the Bank are no longer required.

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

Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio (DRR), that is, the ratio of the DIF to insured deposits. The FDIC adopted a plan under which to meet the statutory minimum DRR of 1.35% (formerly 1.15%), which was achieved on September 30, 2018, ahead of the September 30, 2020 deadline imposed by the Dodd-Frank Act.  The Dodd-Frank requires the FDIC to offset the effect of the increase in the statutory minimum DRR to 1.35% on institutions with assets less than $10 billion. To implement this offset, the FDIC’s rules required institutions with total assets of $10 billion or more to pay a surcharge during a temporary period which has ended. For institutions with assets of less than $10 billion, the FDIC will apply certain credits to their assessments as the required offset.

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

In May 2016, the Financial Crimes Enforcement Network ("FinCEN"), which is a unit of the U.S. Department of the Treasury that adopts regulations implementing the USA PATRIOT Act, the Bank Secrecy Act, and other anti-money laundering legislation, issued final rules governing enhanced customer due diligence. The rules impose several new requirements on covered financial institutions, which includes MB Financial Bank. For each such customer (entity) that opens an account (including an existing customer opening a new account), the covered financial institution must identify and verify the customer's "beneficial owners," of the underlying entity as defined in the rules. Covered financial institutions are required to understand the nature and the purpose of the customer relationship for the purpose of developing a customer risk profile; conduct ongoing monitoring to maintain and update customer information; and identify and report suspicious activity. The final rules went into effect on May 11, 2018.

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

Certain aspects of the Dodd-Frank Act remain subject to rulemaking and take effect over several years. As noted above, on May 24, 2018, the Economic Reform Act was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act. While the Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework. Among other provisions, the Economic Reform Act raises the threshold for companies and depository institutions subject to the requirements for company-run stress tests discussed above under “Stress Testing.”

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

The CFPB has finalized a number of significant rules which impact nearly every aspect of the lifecycle of a residential mortgage loan. Among other things, the rules adopted by the CFPB require banks to: (i) develop and implement procedures to ensure compliance with the “ability to repay” test and identify whether a loan meets a new definition for a “qualified mortgage,” in which case a rebuttable presumption exists that the creditor extending the loan has satisfied the ability to repay test; (ii) implement new or revised disclosures, policies and procedures for originating and servicing mortgages including, but not limited to, pre-loan counseling, early intervention with delinquent borrowers and specific loss mitigation procedures for loans secured by a borrower's principal residence; (iii) comply with additional restrictions on mortgage loan originator hiring and compensation; (iv) comply with new disclosure requirements and standards for appraisals and certain financial products; and (v) maintain escrow accounts for higher-priced mortgage loans for a longer period of time. The rules include the TILA-RESPA Integrated Disclosure (TRID) rules. The TRID rules contain requirements and disclosure forms that are required to be provided to borrowers. In addition to the exercise of its rulemaking authority, the CFPB’s supervisory powers entitle the CFPB to examine institutions for violations of consumer lending laws, even in the absence of consumer complaints or damages. The CFPB issued a final rule to modify federal mortgage disclosure requirements under TRID, which went into effect in October 2018.

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
Our merger agreement with Fifth Third is subject to a number of conditions which must be fulfilled in order to complete the merger. Those conditions include: receipt of requisite regulatory approvals, absence of orders prohibiting completion of any of the proposed transactions, the accuracy of the representations and warranties in the merger agreement by both parties (subject to the materiality standards set forth in the merger agreement) and the performance by both parties of their covenants and agreements under the merger agreement, and the receipt by both parties of legal opinions from their respective tax counsels. These conditions to the closing of the merger may not be fulfilled in a timely manner or at all, and, accordingly, the merger may not be completed. In addition, the parties can mutually decide to terminate the merger agreement at any time, and we or Fifth Third may elect to terminate the merger agreement in certain other circumstances.
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

•	we may experience negative reactions from our customers, vendors, and employees;

•	we will have incurred substantial expenses and will be required to pay certain costs relating to the merger, whether or not the merger is completed;

•
the merger agreement places certain restrictions on the conduct of our businesses prior to completion of the merger. Such restrictions, the waiver of which is subject to the consent of Fifth Third (not to be unreasonably withheld, conditioned or delayed), may prevent us from making certain acquisitions or taking certain other specified actions during the pendency of the merger; and

•
matters relating to the merger (including integration planning) have required, and will continue to require, substantial commitments of time and resources by our management, which would otherwise have been devoted to other opportunities that may have been beneficial to us as an independent company.

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
We will remain subject to business uncertainties and contractual restrictions while the merger is pending.
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

Our success depends in large part on the retention of a limited number of key management and other banking personnel. We could undergo a difficult transition period if we were to lose the services of any of these individuals. Our success also depends on the experience of our banking facilities’ managers and bankers and on their relationships with the customers and communities they serve. The loss of these key persons could negatively impact the affected banking operations and customer retention.

We are subject to information security, recovery, and other risks in connection with our use of technology.

Our security measures may not be sufficient to mitigate the risk of a cyber attack or cyber theft.

Communications and information systems are essential to the conduct of our business, as we use such systems to manage our customer relationships, our general ledger, and virtually all other aspects of our business. Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks as well as by our third party service providers to whom we have outsourced certain data processing and other operational functions. Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software, and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code and cyber attacks that could have a security impact. If one or more of these events occur, this could jeopardize our or our customers' confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our customers or counterparties. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation, fraud, and financial losses that are either not insured against or not fully covered through any insurance maintained by us. We could also suffer significant reputational damage.

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

While we have established policies and procedures to prevent or limit the impact of systems failures and interruptions, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. In addition, we outsource certain aspects of our data processing and other operational functions to certain third-party service providers. If our third-party service providers encounter difficulties, or if we have difficulty in communicating with them, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely impacted. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

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

As of December 31, 2018, excluding purchased credit-impaired loans, approximately 41% of our total loan portfolio was secured by real estate, a majority of which is commercial real estate.

Our commercial real estate portfolio consists of health care, industrial, multifamily, office, retail, church and school loans.  Our concentration in commercial real estate loans involves additional risk as the values of the properties securing the loans can decline.  In addition, vacancy rates can increase, resulting in lower cash flows on the underlying properties and stress on our customers' ability to repay their loans.

At December 31, 2018, excluding purchased credit-impaired loans, our commercial real estate loans totaled $3.7 billion, or 27% of our total loan portfolio. This loan type represented approximately 16% of our total non-performing loans as of December 31, 2018.

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

This type of real estate lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Our non-performing consumer related loans were $38.7 million, or 55% of our total non-performing loans, as of December 31, 2018. Non-performing home equity and residential real estate loans together accounted for 89% of the consumer related non-performing loans as of December 31, 2018.

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

We make our commercial loans primarily based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Collateral securing commercial loans may depreciate over time, be difficult to appraise and fluctuate in value. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect the amounts due from its customers. Accordingly, we make our commercial loans primarily based on the historical and expected cash flow of the borrower and secondarily on underlying collateral provided by the borrower. At December 31, 2018, our commercial loans totaled $5.2 billion, or 36% of our total loan portfolio. This loan type represented approximately 23% of our total non-performing loans as of December 31, 2018.

We lend money to small and mid-sized independent lessors to finance the debt portion of leases. A lease loan arises when a lessor discounts the equipment rental revenue stream owed to the lessor by a lessee. Our lease loans entail many of the same types of risks as our commercial loans. Lease loans generally are non-recourse to the leasing company, and, consequently, our recourse is limited to the lessee and the leased equipment. As with commercial loans secured by equipment, the equipment securing our lease loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We rely on the lessee’s continuing financial stability, rather than the value of the leased equipment, for the repayment of all required amounts under lease loans. In the event of a default on a lease loan, it is unlikely that the proceeds from the sale of the leased equipment will be sufficient to satisfy the outstanding unpaid amounts under the terms of the loan. At December 31, 2018, our lease loans totaled $2.1 billion, or 15% of our total loan portfolio. This loan type represented approximately 6% of our total non-performing loans as of December 31, 2018.

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

The primary risk associated with mortgage servicing rights is that in a declining interest rate environment, they will likely lose a substantial portion of their value as a result of higher than anticipated prepayments. Moreover, if prepayments are greater than expected, the cash we receive over the life of the mortgage loans would be reduced. Conversely, these assets generally increase in value in a rising interest rate environment to the extent that prepayments are slower than previously estimated. The size of our mortgage servicing rights portfolio may increase our interest rate risk and correspondingly, the volatility of our earnings, especially if we cannot adequately hedge the interest rate risk relating to our mortgage servicing rights.

At December 31, 2018, our mortgage servicing rights had a fair value of $284.9 million. Changes in fair value of our mortgage servicing rights are recorded to earnings in each period. Depending on the interest rate environment, it is possible that the fair value of our mortgage servicing rights may be reduced in the future. If such changes in fair value significantly reduce the carrying value of our mortgage servicing rights, our financial condition and results of operations would be negatively affected.

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

If the interest rates paid on deposits and other interest bearing liabilities increase at a faster rate than the interest rates received on loans and other interest earning assets, our net interest income, and therefore earnings, could be adversely affected.  As a result of the relatively low interest rate environment, an increasing percentage of our deposits have been comprised of deposits bearing no or a relatively low rate of interest. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. In addition, a substantial portion of our loans (approximately 62% of our total loan portfolio as of December 31, 2018) have adjustable interest rates.  While the higher payment amounts we would receive on these loans in a rising interest rate environment may increase our interest income, some borrowers may be unable to afford the higher payment amounts, which may result in a higher rate of default. A portion of our adjustable rate loans have interest rate floors that are in-the-money and may not adjust upward immediately with increases in interest rates. Rising interest rates also may reduce the demand for loans and the value of our fixed-rate investment securities.

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

Many of our investment securities are issued by and some of our loans and leases are made to the U.S. government and government agencies and sponsored entities. Uncertain domestic political conditions, including prior federal government shutdowns and potential future federal government shutdowns, any future concerns regarding the possibility of the federal government defaulting on its obligations for a period of time due to potential future debt ceiling limitations or other unresolved political issues, may pose credit default and liquidity risks with respect to investments in financial instruments issued or guaranteed by the federal government and loans to the federal government. Any downgrade in the sovereign credit rating of the United States, as well as sovereign debt issues facing the governments of other countries, could have a material adverse impact on financial markets and economic conditions in the United States and worldwide. Any such adverse impact could have a material adverse effect on our liquidity, financial condition and results of operations.

The fair value of our investment securities can fluctuate due to market conditions outside of our control.

As of December 31, 2018, our investment securities portfolio contained 571 securities in an unrealized loss position (with total unrealized losses of $17.4 million as of that date). Factors beyond our control can significantly influence the fair value of securities in our investment securities portfolio and can cause potential adverse changes to the fair value of these securities. These factors include but are not limited to rating agency downgrades of the securities, defaults by the issuer or with respect to the underlying securities, changes in market interest rates and instability in the credit markets. Any of these mentioned factors could cause an-other-than-temporary impairment or permanent impairment of these assets, which would lead to accounting charges which could have a material negative effect on our financial condition and results of operations. In addition, we have a large longer term municipal security portfolio that would decline substantially in value if interest rates increase materially.

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

On April 12, 2018, we announced the discontinuation of our national mortgage origination business, which includes substantially all originations outside of our consumer banking footprint in the Chicagoland area. As a result, we expect to incur one-time pre-tax costs of approximately $35 million. It may take longer than we expect to complete the winding down of this business, and we may incur costs that exceed our estimated costs. Although we expect the net impact of anticipated reductions in our quarterly net interest income from the Mortgage Banking Segment, mortgage origination revenue from the Mortgage Banking Segment, mortgage servicing revenue from the Mortgage Banking Segment, and non-interest expense from the Mortgage Banking Segment to result in quarterly pre-tax income of approximately $7 million in 2019, no assurance can be given as to when or whether we will realize this benefit. In addition, revenues from the Mortgage Banking Segment have decreased more quickly than expenses from the Mortgage Banking Segment, a trend we expect will continue as we stopped accepting locked loans and loan applications from our national residential mortgage origination business during the second quarter of 2018.

Our mortgage loan representation and warranty reserve for losses could be insufficient.

We currently maintain a representation and warranty reserve, which is a liability on our consolidated balance sheets, to reflect our best estimate of expected losses that we will incur on loans that we have sold or securitized into the secondary market and must subsequently repurchase or with respect to which we must indemnify the purchasers and insurers because of violations of customary representations and warranties. Increases to this reserve for current loan sales reduce mortgage banking revenue. The level of the reserve reflects management's continuing evaluation of loss experience on repurchased loans, indemnifications and present economic conditions, as well as the actions of loan purchasers and guarantors. The determination of the appropriate level of the mortgage loan representation and warranty reserve inherently involves a high degree of subjectivity and requires us to make estimates of repurchase risks and expected losses subsequently experienced. Both the assumptions and estimates used could be inaccurate, resulting in a level of reserve that is less than actual losses. If additional reserves are required, it could have a material adverse effect on our business, financial condition and results of operations. Representation and warranty reserves were $5.3 million as of December 31, 2018.

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

As such, the CECL model will materially impact how the Company determines its allowance for loan and lease losses and may require the Company to significantly increase its allowance for loan and lease losses. Furthermore, the Company may experience more fluctuations in its allowance for loan and lease losses, which may be significant. If the Company were required to materially increase its allowance for loan and lease losses, it may negatively impact the Company’s financial condition and results of operations. The Company is currently evaluating the new guidance and expects it to have an impact on the Company's statements of operations and financial condition, the significance of which is not yet known. The Company expects the CECL model will require the Company to recognize a one-time cumulative adjustment to the Company’s allowance for loan and lease losses in order to fully transition from the incurred loss model to the CECL model, which could negatively impact the Company's financial condition and results of operations. As part of the Company's evaluation process, it had established a steering committee and working group, including individuals from various functional areas, to assess processes and related controls, portfolio segmentation, model development, system requirements, and needed resources, however, due to the pending merger of the Company with a subsidiary of Fifth Third Bancorp, after which the Company will become a subsidiary of Fifth Third Bancorp, the Company has changed its evaluation process to incorporate the transition of the Company's consolidated assets to Fifth Third Bancorp's consolidated assets.

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

Among the many requirements in the Dodd-Frank Act for banking regulations is the requirement for capital regulations.  Generally, trust preferred securities are no longer eligible as Tier 1 capital, subject to a phase-out schedule.  See “Item 1. Business--Supervision and Regulation--Capital Adequacy.”

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

On May 24, 2018, the Economic Reform, Regulatory Relief, and Consumer Protection Act (the “Economic Reform Act”) was enacted. Among other things, the Economic Reform Act and subsequent actions by the federal banking regulators provide immediate relief from the Dodd-Frank Act’s requirements for company-run stress tests for certain banks and bank holding companies, including the Company and Bank. Despite the benefits of the Economic Reform Act for financial institutions, many provisions of the Dodd-Frank Act remain in place.

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

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, Office of Foreign Asset Control ("OFAC"), or other laws and regulations could result in fines or sanctions.

The USA PATRIOT Act, OFAC, and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file Suspicious Activity Reports with the U.S. Department of the Treasury’s Financial Crimes Enforcement Network ("FinCEN"). These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts as well as the customer's "ultimate beneficial owners" (formally known as the FinCEN Customer Due Diligence Requirements for Financial Institutions Rule, which went into effect May 11, 2018). Failure to comply with these regulations could result in fines or sanctions. During the last several years, several banking institutions have received large fines for non-compliance with these laws and regulations. Although we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance can be given that these policies and procedures will be effective in preventing violations of these laws and regulations.

We provide treasury management services to money services businesses, which include check cashers, issuers/sellers of traveler’s checks, money orders and stored value cards, and money transmitters.  Providing banking services to money service businesses exposes us to enhanced risks resulting from noncompliance with applicable laws and regulations.

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

We offer prepaid gift and incentive cards to our customers.   Additionally, we provide sponsorship and issuing services to corporate clients who have developed and manage their own card programs for their customers.  Through these sponsorships and issuing relationships, we maintain the critical oversight and control responsibilities of the program, while our corporate clients take on various key management roles, including the marketing, processing and distribution of the cards. Our prepaid card products and our involvement with the card programs of our corporate clients subject us to certain risks.

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

We face substantial competition in all phases of our operations from a variety of competitors. Our future growth and success will depend on our ability to compete effectively in this highly competitive environment. To date, we have grown our business successfully by focusing on our business lines and emphasizing the high level of service and responsiveness desired by our customers. We compete for loans, deposits and other financial services with other commercial banks, thrifts, credit unions, brokerage houses, mutual funds, insurance companies and specialized finance companies. Many of our competitors offer products and services which we do not offer, and many have substantially greater technology, resources, and lending limits, name recognition and market presence that benefit them in attracting business. In addition, larger competitors may be able to price loans and deposits more aggressively than we do, and smaller newer competitors may also be more aggressive in terms of pricing loan and deposit products than we are to obtain a share of the market. Some of the financial institutions and financial services organizations with which we compete are not subject to the same degree of regulation as is imposed on bank holding companies, federally insured state-chartered banks and national banks and federal savings banks. In addition, increased competition among financial services companies due to the recent consolidation of certain competing financial institutions and the conversion of certain investment banks to bank holding companies may negatively affect our ability to successfully market our products and services. As a result, these competitors have certain advantages over us in accessing funding and in providing various services.

Our growth or future losses may require us to raise additional capital in the future, but that capital may not be available when it is needed or the cost of that capital may be very high.

We are required by regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate that our capital resources will satisfy our capital requirements for the foreseeable future. We may at some point need to raise additional capital to support continued growth or losses. Any capital we obtain may result in the dilution of the interests of our existing stockholders.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time (which are outside our control) and on our financial condition and performance. Accordingly, we cannot make assurances of our ability to raise additional capital if needed, or if the terms will be acceptable to us.

We may experience future goodwill impairment.

If our estimates of the fair value of our goodwill change as a result of changes in our business or other factors, we may determine that an impairment charge is necessary. Estimates of fair value are based on a fairly complex model using, among other things, estimated cash flows and industry pricing multiples. The Company's annual assessment date is as of December 31. Based on the Company's 2018 goodwill impairment testing of the three reporting units, banking, leasing, and mortgage banking, no reductions to goodwill were made. If the fair values of the three reporting units were less than their book value of total common stockholders' equity, the Company will consider this and other factors, including the anticipated cash flows of each of the reporting units, to determine whether goodwill is impaired. On April 12, 2018, the Company announced the discontinuation of its national mortgage origination business, which includes substantially all originations outside of the Company's consumer banking footprint in the Chicagoland area. As a result, the Company recorded an impairment loss in the amount of $3.6 million within the Mortgage Banking segment in the second quarter of 2018. No assurance can be given that the Company will not record an impairment loss on goodwill in the future and any such impairment loss could have a material adverse effect on our results of operations and financial condition.

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

As of December 31, 2018, we had outstanding $121.1 million aggregate principal amount of junior subordinated debt securities issued in connection with the sale of trust preferred securities by certain subsidiaries that are statutory business trusts. We have also guaranteed these trust preferred securities.

As of December 31, 2018, we had five separate series of these junior subordinated debt securities outstanding, each series having been issued under a separate indenture and with a separate guarantee. Each of these indentures, together with the related guarantee, prohibits us, subject to limited exceptions, from declaring or paying any dividends or distributions on, or redeeming, repurchasing, acquiring or making any liquidation payments with respect to, any of our capital stock at any time when (i) there shall have occurred and be continuing an event of default under the indenture or any event, act or condition that with notice or lapse of time or both would constitute an event of default under the indenture; (ii) we are in default with respect to payment of any obligations under the related guarantee; or (iii) we have deferred payment of interest on the junior subordinated debt securities outstanding under that indenture. In that regard, we are entitled, at our option but subject to certain conditions, to defer payments of interest on the junior subordinated debt securities of each series from time to time for up to five consecutive years.

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

Provisions in our charter and by-laws, the corporate laws of the state of Maryland and federal laws and regulations could delay or prevent a third party from acquiring us, despite the possible benefit to our stockholders, or otherwise negatively affect the market value of our stock. These provisions include: a prohibition on voting shares of our common stock beneficially owned in excess of 14.9% of total shares outstanding; advance notice requirements for nominations for election to our board of directors and for proposing matters that stockholders may act on at stockholder meetings; and a requirement that only directors may fill a vacancy in our board of directors. Our charter also authorizes our board of directors to issue preferred or other stock, and preferred or other stock could be issued as a defensive measure in response to a takeover proposal. In addition, because we are a bank holding company, the ability of a third party to acquire us is limited by applicable banking laws and regulations. The Bank Holding Company Act requires any bank holding company to obtain the approval of the Federal Reserve Board before acquiring 5% or more of any class of our voting securities. Any entity that is a holder of 25% or more of any class of our voting securities, or a holder of a lesser percentage if such holder otherwise exercises a “controlling influence” over us, is subject to regulation as a bank holding company under the Bank Holding Company Act. Under the Change in Bank Control Act of 1978, as amended, any person (or persons acting in concert), other than a bank holding company, is required to notify the Federal Reserve Board before acquiring 10% or more of any class of our voting securities.

Higher FDIC deposit insurance premiums and assessments could significantly increase our non-interest expense.

FDIC insurance rates increased significantly in 2009, and the FDIC could impose higher deposit insurance premiums and assessments in the future. The Dodd-Frank Act established 1.35% as the minimum ratio of insured deposits to the Deposit Insurance Fund, referred to as the Designated Reserve Ratio ("DRR"). The DIF met the minimum DRR as of September 30, 2018. The Dodd-Frank Act also requires the FDIC to set a target DRR annually. The FDIC has determined that the DRR should be 2.0% and has developed a long-term plan to achieve that ratio.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We conduct our business at 86 banking offices located in the Chicago metropolitan area.  We own a majority of our banking center facilities.  The remaining facilities are leased.  We have 119 ATMs at our branches and at other locations.  We believe that all of our properties and equipment are well maintained, in good operating condition and adequate for all of our present and anticipated needs.  See Note 7 of the notes to our consolidated financial statements contained in Item 8 of this report for additional information regarding our premises and equipment.

We also have non-bank office locations in Illinois, Arizona, California, Colorado, Georgia, Kansas, Kentucky, Maryland, Michigan, Minnesota, Missouri, New Jersey, North Carolina, Texas, Washington, and Wisconsin.  We have two non-bank office locations in Canada for MB Financial International, Inc., a subsidiary of MB Financial Bank.

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

Our common stock is traded on the NASDAQ Global Select Market under the symbol “MBFI.”  There were approximately 1,490 holders of record of our common stock as of December 31, 2018.

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

The following table sets forth information for the three months ended December 31, 2018 with respect to our repurchases of our outstanding common shares:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in Thousands)
October 1, 2018 — October 31, 2018	—	$—	—	$—
November 1, 2018 — November 30, 2018	—	—	—	—
December 1, 2018 — December 31, 2018	2,998	37.98	—	—
Total	2,998	$37.98	—

(1)	Includes shares withheld to satisfy tax withholding obligations upon the exercise of stock options and vesting of restricted stock awards.

Stock Performance Presentation

The following line graph shows a comparison of the cumulative returns for the period beginning December 31, 2013 and ending December 31, 2018 of the Company's common stock, the NASDAQ Composite Index and the SNL Mid Cap Bank Index. The information assumes that $100 was invested at the closing price on December 31, 2013 in the Company's common stock and each index, and that all dividends were reinvested. On May 20, 2018, the Company entered into a merger agreement with Fifth Third. At the effective time of the merger, each outstanding share of Company Common Stock will be converted into the right to receive (i) 1.45 shares of Fifth Third common stock, and (ii) $5.54 in cash.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
FOR MB FINANCIAL, INC., NASDAQ COMPOSITE INDEX
AND SNL MID CAP BANK INDEX

	Period Ending
Index	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
MB Financial, Inc.	$100.00	$104.29	$104.80	$155.93	$149.77	$136.19
NASDAQ Composite Index	100.00	114.75	122.74	133.62	173.22	168.30
SNL Mid Cap Bank Index	100.00	101.86	109.65	152.25	152.87	125.02

Item 6.	Selected Financial Data

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

Selected Financial Data:

	As of or for the Year Ended December 31,
(Dollars in thousands, except per share data)	2018	2017	2016 (1)	2015	2014 (2)
Statement of Operations Data:
Interest income	$749,606	$672,446	$557,177	$494,234	$375,148
Interest expense	111,803	70,069	39,286	28,628	24,325
Net interest income	637,803	602,377	517,891	465,606	350,823
Provision for credit losses	47,201	21,593	19,563	21,386	12,052
Net interest income after provision for credit losses	590,602	580,784	498,328	444,220	338,771
Non-interest income	342,629	369,374	378,150	325,064	223,546
Non-interest expenses	681,060	661,343	623,098	537,125	439,023
Income before income taxes	252,171	288,815	253,380	232,159	123,294
Income tax expense (benefit)	38,256	(15,225)	79,244	73,211	37,193
Net income	213,915	304,040	174,136	158,948	86,101
Dividends on preferred shares	12,100	8,007	8,009	8,000	4,000
Return from preferred stockholders due to redemption	(15,280)	—	—	—	—
Net income available to common stockholders	$217,095	$296,033	$166,127	$150,948	$82,101
Common Share Data:
Basic earnings per common share	$2.58	$3.53	$2.16	$2.03	$1.32
Diluted earnings per common share	2.55	3.49	2.13	2.02	1.31
Book value per common share	33.70	32.17	29.43	26.77	25.58
Weighted average common shares outstanding:
Basic	84,277,230	83,836,732	76,968,823	74,177,574	62,012,196
Diluted	85,206,300	84,823,456	77,976,121	74,849,030	62,573,406
Dividend payout ratio on common stock	37.65%	23.50%	34.74%	32.18%	39.69%
Cash dividends per common share	$0.96	$0.82	$0.74	$0.65	$0.52

(1)	On August 24, 2016, we completed the American Chartered merger. See Note 2 of the notes to consolidated financial statements contained under "Item 8. Financial Statements and Supplementary Data."

(2)	On August 18, 2014, we completed the Taylor Capital merger. See "Item 1. Business" section.

Selected Financial Data (continued):

	As of or for the Year Ended December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Balance Sheet Data:
Cash and cash equivalents	$650,407	$579,221	$463,469	$381,441	$312,081
Investment securities	2,882,398	2,481,519	2,909,221	2,930,066	2,723,701
Loans, gross	14,035,183	13,966,062	12,768,803	9,793,998	9,083,217
Allowance for loan and lease losses	161,578	157,710	139,366	128,140	110,026
Loans held for sale	45,550	548,578	716,883	744,727	737,209
Total assets	20,207,026	20,086,940	19,302,317	15,585,007	14,602,099
Deposits	14,654,213	14,958,378	14,110,448	11,505,215	10,990,942
Short-term and long-term borrowings	1,819,736	1,366,197	1,881,078	1,406,011	1,014,331
Junior subordinated notes issued to capital trusts	121,118	211,494	210,668	186,164	185,778
Stockholders’ equity	3,034,848	3,009,823	2,579,209	2,087,284	2,028,286
Performance Ratios:
Return on average assets	1.07%	1.55%	1.03%	1.07%	0.75%
Return on average equity	7.23	11.41	7.65	7.72	5.40
Return on average common equity	7.90	11.71	7.69	7.77	5.29
Net interest margin (1)	3.71	3.54	3.50	3.60	3.51
Tax equivalent effect	0.07	0.16	0.20	0.21	0.24
Net interest margin — fully tax equivalent basis (1)	3.78	3.70	3.70	3.81	3.75
Loans to deposits	95.78	93.37	90.49	85.13	82.64
Asset Quality Ratios:
Non-performing loans to total loans (2)	0.50%	0.55%	0.46%	1.07%	0.96%
Non-performing assets to total assets (3)	0.40	0.43	0.45	0.87	0.73
Allowance for loan and lease losses to total loans	1.15	1.13	1.09	1.31	1.21
Allowance for loan and lease losses to non-performing loans (2)	229.61	205.33	234.81	122.43	126.34
Net loan charge-offs to average loans	0.32	0.03	0.09	0.04	0.18
Liquidity and Capital Ratios:
Common equity tier 1 capital to risk-weighted assets	10.14%	9.40%	8.72%	9.27%	N/A
Tier 1 capital to risk-weighted assets	11.25	11.20	9.40	11.54%	12.61%
Total capital to risk-weighted assets	13.67	14.23	11.63	12.54	13.62
Tier 1 capital to average assets	10.50	10.02	8.38	10.40	10.47
Average equity to average assets	14.83	13.58	13.45	13.89	13.96
Other:
Banking facilities	86	86	96	81	86
Full time equivalent employees	2,661	3,574	3,486	2,980	2,839

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

Selected Financial Data (continued):

The following table sets forth our selected quarterly financial data (in thousands, except common share data):

	Three Months Ended 2018				Three Months Ended 2017
	December	September	June	March	December	September	June	March
Statement of Operations Data:
Interest income	$193,944	$191,739	$186,992	$176,931	$174,966	$176,570	$164,999	$155,911
Interest expense	30,439	29,891	27,923	23,550	21,573	19,623	16,005	12,868
Net interest income	163,505	161,848	159,069	153,381	153,393	156,947	148,994	143,043
Provision for credit losses	11,971	21,503	6,219	7,508	3,643	4,517	9,699	3,734
Net interest income after provision for credit losses	151,534	140,345	152,850	145,873	149,750	152,430	139,295	139,309
Non-interest income	81,680	79,841	88,306	92,802	89,823	95,931	91,170	92,450
Non-interest expenses	151,638	168,544	192,992	167,886	175,828	162,961	166,212	156,342
Income before income taxes	81,576	51,642	48,164	70,789	63,745	85,400	64,253	75,417
Income tax expense (benefit)	5,665	8,928	9,631	14,032	(80,449)	24,557	19,787	20,880
Net income	$75,911	$42,714	$38,533	$56,757	$144,194	$60,843	$44,466	$54,537
Dividends on preferred shares	3,000	3,000	3,000	3,100	2,000	2,002	2,002	2,003
Return from preferred stockholders due to redemption	—	—	—	(15,280)	—	—	—	—
Net income available to common stockholders	$72,911	$39,714	$35,533	$68,937	$142,194	$58,841	$42,464	$52,534
Net interest margin	3.84%	3.74%	3.66%	3.59%	3.49%	3.60%	3.55%	3.52%
Tax equivalent effect	0.07	0.07	0.07	0.08	0.14	0.16	0.16	0.17
Net interest margin on a fully tax equivalent basis	3.91%	3.81%	3.73%	3.67%	3.63%	3.76%	3.71%	3.69%
Common Share Data:
Basic earnings per common share	$0.86	$0.47	$0.42	$0.82	$1.69	$0.70	$0.51	$0.63
Diluted earnings per common share	0.85	0.47	0.42	0.81	1.67	0.69	0.50	0.62
Weighted average common shares outstanding	84,414,900	84,369,519	84,253,966	84,065,681	83,946,637	83,891,175	83,842,963	83,662,430
Diluted weighted average common shares outstanding	85,337,028	85,335,109	85,251,810	84,896,401	84,964,759	84,779,797	84,767,414	84,778,130

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (1) the ability to satisfy closing conditions to our pending merger with Fifth Third on the expected terms and schedule; (2) the ability to obtain regulatory approvals required to complete our pending merger with Fifth Third, and the timing and conditions for such approvals; (3) delays in closing our pending merger with Fifth Third; (4) disruptions to our business resulting from our pending merger with Fifth Third; (5) the possibility that the actual costs from the discontinuation of our national mortgage origination business will be materially different from the costs we have estimated, and the possibility that the net impact of anticipated reductions in our quarterly net interest income from the Mortgage Banking Segment, mortgage origination revenue from the Mortgage Banking Segment, mortgage servicing revenue from the Mortgage Banking Segment and non-interest expense from the Mortgage Banking Segment will be materially different from the amount we have estimated; (6) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan and lease losses, which could necessitate additional provisions for loan losses, resulting both from originated loans and loans acquired from other financial institutions; (7) the quality and composition of our securities portfolio; (8) competitive pressures among depository institutions; (9) interest rate movements and their impact on customer behavior, net interest margin and the value of our mortgage servicing rights; (10) if changes in interest rates negatively impact the value of our mortgage servicing rights; (11) the impact of repricing and competitors’ pricing initiatives on loan and deposit products; (12) fluctuations in real estate values; (13) results of examinations of us and our bank subsidiary by regulatory authorities and the possibility that any such regulatory authority may, among other things, limit our business activities, require us to change our business mix, increase our allowance for loan and lease losses, write-down asset values or increase our capital levels, or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; (14) our ability to adapt successfully to technological changes to meet customers’ needs and developments in the market place; (15) the possibility that security measures implemented might not be sufficient to mitigate the risk of a cyber attack or cyber theft, and that such security measures might not protect against systems failures or interruptions; (16) our ability to realize the residual values of our direct finance, leveraged, and operating leases; (17) the risk that funds obtained from capital raising activities will not be utilized efficiently or effectively; (18) expected revenues, cost savings, synergies, and other benefits from our other merger and acquisition activities might not be realized within the expected time frames or at all and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (19) our ability to access cost-effective funding; (20) changes in financial markets; (21) changes in economic conditions in general and in the Chicago metropolitan area in particular; (22) the costs, effects, and outcomes of litigation; (23) new legislation or regulatory changes, including but not limited to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act") and regulations adopted thereunder, changes in capital requirements pursuant to the Dodd-Frank Act, changes in the interpretation and/or application of laws and regulations by regulatory authorities, other governmental initiatives affecting the financial services industry and changes in federal and/or state tax laws, including but not limited to H.R. 1, originally known as the "Tax Cut and Jobs Act" (the "TCJ Act"), or interpretations thereof by taxing authorities; (24) changes in accounting principles, policies or guidelines; and (25) future goodwill impairment due to changes in our business, changes in market conditions, or other factors.

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

Our net income is also affected by non-interest income and non-interest expenses.  During the periods under report, non-interest income included revenue from our key fee initiatives: net lease financing income, mortgage banking revenue, treasury management fees, wealth management fees, card fees, and capital markets and international banking fees. Non-interest income also included consumer and other deposit service fees, brokerage fees, loan service fees, increase in cash surrender value of life insurance, net gain (loss) on investment securities, net gain (loss) on disposal of other assets, and other operating income. During the periods under report, non-interest expenses included salaries and employee benefits expense, occupancy and equipment expense, computer services and telecommunication expense, advertising and marketing expense, professional and legal expense, other intangibles amortization expense, branch exit and facilities impairment charges (recovery), net loss (gain) recognized on other real estate owned and other related expense, loss on extinguishment of debt, goodwill impairment loss, and other operating expenses. Additionally, dividends on preferred shares reduced net income available to common stockholders.

Net interest income is affected by changes in the volume and mix of interest earning assets, interest earned on those assets, the volume and mix of interest bearing liabilities and interest paid on interest bearing liabilities. Non-interest income and non-interest expenses are impacted by our banking, leasing, and mortgage banking operations and growth in the number of loan and deposit accounts. Growth or shrinkage in operations affects other expenses primarily as a result of changes in employee, facility, and promotional marketing expense. Growth in the number of loan and deposit accounts affects other income, including service fees as well as other expenses such as computer services, supplies, postage, telecommunications, and other miscellaneous expenses. Non-performing asset levels impact salaries and benefits, legal expenses, and other real estate owned expenses.

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

On April 12, 2018, the Company announced the discontinuation of its national mortgage origination business, which includes substantially all originations outside of the Company's consumer banking footprint in the Chicagoland area. As a result, the Company expects to incur one-time pre-tax costs of approximately $35 million during 2018 and 2019, of which approximately $32 million were already recognized in the year ended December 31, 2018, and to stop operating its mortgage business as a defined segment with separate Mortgage Banking Segment reporting in 2019. The first phase of staff reductions was completed in early July 2018, and staff reductions continued through the remainder of 2018. The Company plans to continue originating residential mortgage loans in the greater Chicago area through its mortgage retail offices, retain the mortgage servicing asset as well as its mortgage servicing operation in Wilmington, Ohio, and continue holding certain residential mortgages on its balance sheet. This wind down is proceeding as planned.

On May 20, 2018, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Fifth Third Bancorp, an Ohio corporation ("Fifth Third"). The Merger Agreement provides that upon the terms and subject to the conditions set forth therein, the Company will merge with a subsidiary of Fifth Third. On September 18, 2018, the Company received the necessary approvals of its common stockholders. The transaction is subject to regulatory approvals and certain other customary closing conditions. See Note 24 of the notes to our audited consolidated financial statements contained in Item 8 of this report for additional information.

The Company had net income and net income available to common stockholders of $213.9 million and $217.1 million, respectively, for the year ended December 31, 2018 compared to net income and net income available to common stockholders of $304.0 million and $296.0 million, respectively, for the year ended December 31, 2017 and net income and net income available to common stockholders of $174.1 million and $166.1 million, respectively for the year ended December 31, 2016. Fully diluted earnings per common share were $2.55 for the year ended December 31, 2018 compared to $3.49 per common share in 2017 and $2.13 per common share in 2016.

The results of operations for the year ended December 31, 2018 were impacted by the following compared to the same period in 2017:

•	a $35.4 million increase in net interest income as a result of higher average loan balances and higher loan yields partly offset by increased funding costs;

•	a $25.6 million increase in provision for credit losses mostly the result of higher charge-offs during the second half of 2018 due to one loan relationship;

•
a $26.7 million decrease in non-interest income due to a decrease in mortgage banking revenue as a result of lower mortgage origination volume attributable to the discontinuation of our national mortgage origination business partly offset by increases in lease financing revenue, card fees, and wealth management fees;

•	a $37.5 million increase in merger related and repositioning expenses as a result of the discontinuation of our national mortgage origination business and the pending merger with Fifth Third;

•
a $11.9 million loss on extinguishment of debt due to the redemptions of higher-cost junior subordinated notes held by American Chartered Statutory Trust I, American Chartered Statutory Trust II, TAYC Capital Trust II, and Coal City Capital Trust I;

•	$13.7 million in tax benefits due to re-measurement adjustments related to the revaluation of our deferred tax liabilities resulting from the TCJ Act; and

•	a lower effective tax rate as a result of the TCJ Act.

The results of operations for the year ended December 31, 2017 were impacted by the following compared to the same period in 2016:

•	a $84.5 million increase in net interest income due to strong organic loan growth as well as the full year impact of the American Chartered merger completed in the third quarter of 2016;

•
a $8.8 million decrease in non-interest income due to a decrease in mortgage banking revenue as a result of lower origination volume and gain on sale margin partly offset by increases in lease financing revenues and treasury management fees;

•
a $38.2 million increase in non-interest expense mostly due to the full year impact of the American Chartered merger as well as higher salaries and employee benefits expense (new hires, annual pay increases, and $2.7 million in one-time bonuses associated with the tax reform legislation), higher branch exit and facilities impairment charges (closing of nine branches), and a $7.5 million charitable contribution associated with the tax reform legislation; and

•	a $104.2 million tax benefit in 2017 due to the impact of the tax reform legislation on our net deferred tax liabilities.

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

Allowance for Loan and Lease Losses.  The allowance for loan and lease losses is subject to the use of estimates, assumptions, and judgments in management's evaluation process used to determine the adequacy of the allowance for loan and lease losses, which combines several factors: management's ongoing review and grading of the loan portfolio, consideration of past loan loss experience, trends in past due and non-performing loans, risk characteristics of the various classifications of loans, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect probable credit losses. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance, could change significantly. As an integral part of their examination process, various regulatory agencies also review the allowance for loan and lease losses. Such agencies may require that certain loan balances be charged off when their credit evaluations differ from those of management or require that adjustments be made to the allowance for loan and lease losses, based on their judgments about information available to them at the time of their examination. We believe the allowance for loan and lease losses is appropriate and properly recorded in the financial statements.  See "Allowance for Loan and Lease Losses" section below for further analysis.

Residual Value of Our Direct Finance, Leveraged, and Operating Leases.  Lease residual value represents the present value of the estimated fair value of the leased equipment at the termination date of the lease.  Realization of these residual values depends on many factors, including management’s use of estimates, assumptions, and judgment to determine such values.  Several other factors outside of management’s control may reduce the residual values realized, including general market conditions at the time of expiration of the lease, whether there has been technological or economic obsolescence or unusual wear and tear on, or use of, the equipment and the cost of comparable equipment.  If, upon the expiration of a lease, we sell the equipment and the amount realized is less than the recorded value of the residual interest in the equipment, we will recognize a loss reflecting the difference.  On a quarterly basis, management reviews the lease residuals for potential impairment.  If we fail to realize our aggregate recorded residual values, our financial condition and profitability could be adversely affected.  At December 31, 2018, the aggregate residual value of the equipment leased under our direct finance, leveraged, and operating leases totaled $224.8 million compared to $214.3 million at December 31, 2017.  See Note 1 and Note 6 of the notes to our audited consolidated financial statements contained in Item 8 of this report for additional information.

Income Tax Accounting.  Accounting Standards Codification ("ASC") Topic 740 provides guidance on accounting for income taxes by prescribing the minimum recognition threshold that a tax position must meet to be recognized in the financial statements.  ASC Topic 740 also provides guidance on measurement, recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of December 31, 2018, the Company had $105 thousand of uncertain tax positions.  The Company elects to treat interest and penalties recognized for the underpayment of income taxes as income tax expense.  However, interest and penalties imposed by taxing authorities on issues specifically addressed in ASC Topic 740 will be taken out of the tax reserves up to the amount allocated to interest and penalties.  The amount of interest and penalties exceeding the amount allocated in the tax reserves will be treated as income tax expense.  As of December 31, 2018, the Company had no accrued interest related to tax reserves.  The application of income tax law is inherently complex.  Laws and regulations in this area are voluminous and are often ambiguous.  As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures.  Interpretations of, and guidance surrounding income tax laws and regulations change over time.  As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations.

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

See Note 18 of the notes to our audited consolidated financial statements contained in Item 8 of this report for a complete discussion on the Company’s use of fair valuation of assets and liabilities and the related measurement techniques.

Goodwill.  The excess of the cost of an acquisition over the fair value of the net assets acquired, including core deposit and client relationship intangibles, consists of goodwill.  See Note 8 of the notes to our audited consolidated financial statements contained in Item 8 of this report for additional information regarding core deposit and client relationship intangibles.  The Company reviews goodwill to determine potential impairment annually, or more frequently if events and circumstances indicate that goodwill might be impaired, by comparing the carrying value of the reporting units with the fair value of the reporting units.

The Company’s annual assessment date for goodwill impairment testing is as of December 31. Goodwill is tested for impairment at the reporting unit level. The Company currently has three reporting units: Banking, Leasing, and Mortgage Banking.  The carrying amount of goodwill was $1.0 billion at December 31, 2018 and 2017. On April 12, 2018, the Company announced the discontinuation of its national mortgage origination business, which includes substantially all originations outside of the Company's consumer banking footprint in the Chicagoland area. As a result, the Company recorded an impairment loss in the amount of $3.6 million within the Mortgage Banking segment in the second quarter of 2018. No impairment losses were recognized during the years ended December 31, 2017 and 2016.

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

Recent Accounting Pronouncements.  Refer to Note 1 of the notes to our audited consolidated financial statements contained in Item 8 of this report for a description of recent accounting pronouncements including the respective dates of adoption and effects or expected effects on our results of operations and financial condition.

Non-GAAP Financial Information

This report contains certain financial information determined by methods other than in accordance with GAAP. These measures include net interest income on a fully tax equivalent basis, net interest margin on a fully tax equivalent basis and net interest margin on a fully tax equivalent basis excluding the effect of the acquisition accounting discount accretion on loans acquired through the Taylor Capital and American Chartered mergers ("bank mergers"). Our management uses these non-GAAP measures, together with the related GAAP measures, in its analysis of our performance and in making business decisions. The tax equivalent adjustment to net interest income recognizes the income tax savings when comparing taxable and tax-exempt assets and assumes a 21% tax rate for 2018 and a 35% tax rate for 2017 and 2016. Management believes that it is a standard practice in the banking industry to present net interest income and net interest margin on a fully tax equivalent basis, and accordingly believes that providing these measures may be useful for peer comparison purposes. Management also believes that presenting net interest margin on a tax equivalent basis excluding the effect of the acquisition accounting discount accretion on loans acquired through the bank mergers is useful in assessing the impact of acquisition accounting on net interest margin, as the effect of loan discount accretion is expected to decrease as the acquired loans mature or roll off our balance sheet. These disclosures should not be viewed as substitutes for the results determined to be in accordance with GAAP; nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Reconciliations of net interest income on a fully tax equivalent basis to net interest income and net interest margin on a fully tax equivalent basis and net interest margin on a fully tax equivalent basis excluding the effect of the acquisition accounting discount accretion on loans acquired through the bank mergers to net interest margin are contained in the tables under "Net Interest Income."

Net Interest Income

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the related yields, as well as the interest expense on average interest bearing liabilities, and the related costs, expressed both in dollars and rates (dollars in thousands).  The table below and the discussion that follows contain presentations of net interest income and net interest margin on a tax-equivalent basis, which is adjusted for the tax-favored status of income from certain loans and investments.  Net interest margin also is presented on a tax-equivalent basis in "Item 6 Selected Financial Data."  We believe this measure to be the preferred industry measurement of net interest income, as it provides a relevant comparison between taxable and non-taxable amounts. The table below and the discussion that follows also contains presentations of net interest margin on a tax equivalent basis excluding the effect of acquisition accounting discount accretion on loans acquired through bank mergers. Acquired assets and assumed liabilities were recorded at fair value as required by the acquisition method of accounting. Fair value adjustments (premiums or discounts) are amortized or accreted into net interest income over the remaining terms of the related interest earning assets and interest bearing liabilities.

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

	Year Ended December 31,
(dollars in thousands)	2018			2017			2016
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans held for sale	$340,073	$12,006	3.53%	$632,927	$22,801	3.60%	$771,384	$26,450	3.43%
Loans (1) (2) (3)	13,587,762	647,987	4.72	12,986,256	564,433	4.31	10,489,352	441,427	4.16
Loans exempt from federal income taxes (4)	268,196	11,715	4.31	336,086	16,408	4.82	368,108	17,109	4.57
Taxable investment securities	1,439,627	40,201	2.79	1,472,596	33,975	2.31	1,576,836	35,571	2.26
Investment securities exempt from federal income taxes (4)	1,224,461	47,818	3.91	1,261,295	60,336	4.78	1,331,323	64,649	4.86
Other interest earning deposits and Federal funds sold	188,700	2,381	1.26	182,715	1,354	0.74	106,112	587	0.55
Total interest earning assets	17,048,819	$762,108	4.43	16,871,875	$699,307	4.11	14,643,115	$585,793	3.97
Non-interest earning assets	2,899,052			2,758,432			2,281,357
Total assets	$19,947,871			$19,630,307			$16,924,472
Interest Bearing Liabilities:
Deposits:
Money market, NOW, and interest bearing deposits	$4,946,089	$35,539	0.72%	$4,689,676	$16,008	0.34%	$4,185,129	$9,027	0.22%
Savings deposit	1,194,541	3,730	0.31	1,114,936	1,267	0.11	1,053,429	837	0.08
Certificates of deposit	2,426,966	36,001	1.48	2,232,171	23,410	1.05	1,903,503	15,715	0.83
Short-term borrowings	737,673	10,939	1.48	1,558,501	14,697	0.94	1,131,560	4,195	0.37
Long-term borrowings and junior subordinated notes	795,254	25,594	3.16	571,462	14,687	2.50	589,559	9,512	1.58
Total interest bearing liabilities	10,100,523	$111,803	1.10	10,166,746	$70,069	0.69	8,863,180	$39,286	0.44
Non-interest bearing deposits	6,368,681			6,314,086			5,351,197
Other non-interest bearing liabilities	520,258			484,564			433,202
Stockholders’ equity	2,958,409			2,664,911			2,276,893
Total liabilities and stockholders’ equity	$19,947,871			$19,630,307			$16,924,472
Net interest income/interest rate spread (5)		$650,305	3.33%		$629,238	3.42%		$546,507	3.53%
Less: taxable equivalent adjustment		12,502			26,861			28,616
Net interest income, as reported		$637,803			$602,377			$517,891
Net interest margin (6)			3.71%			3.54%			3.50%
Tax equivalent effect			0.07%			0.16%			0.20%
Net interest margin on a fully tax equivalent basis (6)			3.78%			3.70%			3.70%
Effect of acquisition accounting discount accretion on loans acquired through bank mergers			(0.10)%			(0.18)%			(0.21)%
Net interest margin on a fully tax equivalent basis, excluding the effect of acquisition accounting discount accretion on loans acquired through bank mergers			3.68%			3.52%			3.49%

(1)       Non-accrual loans are included in average loans.
(2)       Interest income includes amortization of net deferred loan origination fees and costs.
(3)       Loans held for sale are included in the average loan balance listed.  Related interest income is included in loan interest income.
(4)       Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a Federal tax rate of 21% for 2018 and 35% for 2017 and 2016.
(5)       Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.
(6)       Net interest margin represents net interest income as a percentage of average interest earning assets.

Net interest income increased $35.4 million during the year ended December 31, 2018 compared to the year ended December 31, 2017. This increase was due to higher average loan balances driven by growth in our commercial-related loan portfolio and higher loan yields partly offset by increased funding costs. The average yield on loans and funding costs increased as a result of an increase in short-term rates. Average loans held for sale decreased in 2018 due to the wind down of the national mortgage origination business, which in turn reduced our average short-term borrowings.

Net interest income in 2018 included interest income of $16.6 million resulting from accretion of the acquisition accounting discount recorded on loans acquired in the bank mergers compared to $27.8 million in 2017, which increased the net interest margin in 2018 and 2017 by 10 and 18 basis points, respectively. The net interest margin, expressed on a fully tax equivalent basis, was 3.78% for 2018 and 3.70% for 2017. Excluding the acquisition accounting loan discount accretion, our net interest margin on a fully tax equivalent basis would have been 3.68% for 2018 and 3.52% for 2017. This 16 basis point increase was mostly due to higher loan yields and a favorable mix in liabilities resulting from growth in average low-cost deposits partly offset by increased funding costs. The net interest margin, expressed on a fully tax equivalent basis, was also negatively impacted by a lower tax benefit on municipal investment securities and tax exempt loans as a result of the TCJ Act of approximately six basis points.

Net interest income increased $84.5 million during the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase in net interest income was due to organic loan growth and the full year impact of the interest earning assets acquired through the American Chartered merger.

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

	Year Ended December 31,
	2018 Compared to 2017			2017 Compared to 2016
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
Interest Earning Assets:
Loans held for sale	$(10,348)	$(447)	$(10,795)	$(4,935)	$1,286	$(3,649)
Loans	26,964	56,590	83,554	108,107	14,899	123,006
Loans exempt from federal income taxes (1)	(3,085)	(1,608)	(4,693)	(1,536)	835	(701)
Taxable investment securities	(776)	7,002	6,226	(2,391)	795	(1,596)
Investment securities exempt from federal income taxes (1)	(1,718)	(10,800)	(12,518)	(3,361)	(952)	(4,313)
Other interest earning deposits and Federal funds sold	48	979	1,027	521	246	767
Total increase in interest income	11,085	51,716	62,801	96,405	17,109	113,514
Interest Bearing Liabilities:
Deposits
Money market, NOW, and interest bearing deposits	921	18,610	19,531	1,197	5,784	6,981
Savings deposits	97	2,366	2,463	52	378	430
Certificates of deposits	2,190	10,401	12,591	3,000	4,695	7,695
Short-term borrowings	(9,864)	6,106	(3,758)	2,063	8,439	10,502
Long-term borrowings and junior subordinated notes	6,634	4,273	10,907	(301)	5,476	5,175
Total (decrease) increase in interest expense	(22)	41,756	41,734	6,011	24,772	30,783
Total increase (decrease) in net interest income	$11,107	$9,960	$21,067	$90,394	$(7,663)	$82,731

(1)      Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a Federal tax rate of 21% for 2018 and 35% for 2017 and 2016.

Non-interest Income

The following table presents non-interest income for the years ended December 31, 2018 and 2017 (in thousands):

	Year Ended
	December 31, 2018	December 31, 2017	Increase/ (Decrease)	Percentage Change
Non-interest income:
Mortgage banking revenue	$63,515	$109,224	$(45,709)	(41.8)%
Lease financing revenue, net	104,490	86,587	17,903	20.7
Treasury management fees	59,735	58,930	805	1.4
Wealth management fees	36,383	34,744	1,639	4.7
Card fees	21,654	18,596	3,058	16.4
Capital markets and international banking fees	12,333	15,708	(3,375)	(21.5)
Consumer and other deposit service fees	11,923	13,333	(1,410)	(10.6)
Brokerage fees	4,234	4,321	(87)	(2.0)
Loan service fees	8,748	8,317	431	5.2
Increase in cash surrender value of life insurance	4,979	5,421	(442)	(8.2)
Net (loss) gain on investment securities	(256)	562	(818)	(145.6)
Net loss on disposal of other assets	(796)	(2,323)	1,527	65.7
Other operating income	15,687	15,954	(267)	(1.7)
Total non-interest income	$342,629	$369,374	$(26,745)	(7.2)%

Non-interest income decreased by $26.7 million, or 7.2%, for the year ended December 31, 2018 compared to the year ended December 31, 2017.

•	Mortgage banking revenue decreased as a result of the national mortgage origination business wind down causing lower mortgage origination volume.

•
Leasing financing revenues increased as a result of higher rental income due to an increase in operating leases, promotional income attributable to our investment in sales and other revenue generating staff, residual gains, and higher earnings from equity investments in leases.

•
Wealth management fees increased due to the addition of new large balance trust and guardianship relationships as well as increases in the fair value of assets under management and advisement as a result of market value increases during the first three quarters of 2018.

•
Card fees increased due to the addition of new small business and corporate card customers, which resulted in higher credit card volume and interchange revenue, and due to new prepaid card and merchant acquiring card sponsorship programs.

•	Capital markets and international banking services fees decreased due to decreases in swap and syndication activity as a result of lower commercial-related loan volume.

•
Consumer and other deposit service fees decreased due to less NSF and overdraft fees as customers maintained higher account balances, less monthly service charges as a result of promotions allowing customers to avoid such fees, and lower check printing fees resulting from increased usage of electronic forms of payment.

•	Non-interest income was also impacted by lower net losses on the disposal of other assets.

The following table presents non-interest income for the years ended December 31, 2017 and 2016 (in thousands):

	Year Ended
	December 31, 2017	December 31, 2016	Increase/ (Decrease)	Percentage Change
Non-interest income:
Mortgage banking revenue	$109,224	$151,716	$(42,492)	(28.0)%
Lease financing revenue, net	86,587	73,486	13,101	17.8
Treasury management fees	58,930	50,620	8,310	16.4
Wealth management fees	34,744	32,872	1,872	5.7
Card fees	18,596	16,071	2,525	15.7
Capital markets and international banking fees	15,708	13,332	2,376	17.8
Consumer and other deposit service fees	13,333	13,308	25	0.2
Brokerage fees	4,321	4,654	(333)	(7.2)
Loan service fees	8,317	7,457	860	11.5
Increase in cash surrender value of life insurance	5,421	4,075	1,346	33.0
Net gain on investment securities	562	447	115	25.7
Net loss on disposal of other assets	(2,323)	(794)	(1,529)	192.6
Other operating income	15,954	10,906	5,048	46.3
Total non-interest income	$369,374	$378,150	$(8,776)	(2.3)%
Non-interest income decreased by $8.8 million, or 2.3%, for the year ended December 31, 2017 compared to the year ended December 31, 2016.

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

•	Treasury management fees increased due to new customer activity as well as the increased customer base as a result of the American Chartered merger.

•	Card fees increased due to higher debit and credit fees as a result of increased customer activity.

•	Capital markets and international banking services fees increased due mostly to higher swap and syndication fees as well as foreign currency activity.

•	Other operating income increased due to the recovery of a low to moderate income real estate investment and the increase in market value of assets held in trust for deferred compensation.

Non-interest Expenses

The following table presents non-interest expense for the years ended December 31, 2018 and 2017 (in thousands):

	Year Ended
	December 31, 2018	December 31, 2017	Increase/ (Decrease)	Percentage Change
Non-interest expense:
Salaries and employee benefits	$427,560	$419,179	$8,381	2.0%
Occupancy and equipment expense	65,445	62,556	2,889	4.6
Computer services and telecommunication expense	45,456	40,591	4,865	12.0
Advertising and marketing expense	13,420	12,235	1,185	9.7
Professional and legal expense	17,533	10,207	7,326	71.8
Other intangibles amortization expense	7,852	8,193	(341)	(4.2)
Branch exit and facilities impairment charges	4,245	8,353	(4,108)	(49.2)
Net loss recognized on other real estate owned and other related expense	2,184	1,344	840	62.5
Loss on extinguishment of debt	11,898	—	11,898	100.0
Goodwill impairment loss	3,623	—	3,623	100.0
Other operating expenses	81,844	98,685	(16,841)	(17.1)
Total non-interest expenses	$681,060	$661,343	$19,717	3.0%

Non-interest expense increased by $19.7 million, or 3.0%, from the year ended December 31, 2017 to the year ended December 31, 2018 due to the increase in merger related and repositioning expenses partly offset by the impact of the discontinuation of our national mortgage origination business. Non-interest expenses include $47.5 million and $9.9 million in merger related and repositioning expenses for the year ended December 31, 2018 and 2017, respectively. See the table below for the detail of the merger related and repositioning expenses.

•
Salaries and employee benefits expense was impacted by increased merger related and repositioning expenses mostly due to severance expenses related to the national mortgage origination business wind down, which in turn, was partly offset by the staff reductions related to the wind down. Excluding the merger related and repositioning expenses and impact from the wind down, the increase in salaries and employee benefits expense was due to the following:

•	Increased salaries related to the investment in sales and other revenue generating staff at our Leasing Segment and annual salary increases; and

•	Higher health insurance costs as a result of an increase in claims.

•	Occupancy and equipment expense increased due to higher building and software depreciation.

•	Computer services and telecommunication expense increased due to higher merger related and repositioning expenses as well as previous investments in new technology.

•	Professional and legal expense increased due to more merger related expenses, case settlements, and other legal and professional fees.

•
Branch exit and facilities impairment charges decreased as a result of the decrease in merger related and repositioning expenses. The charges in 2018 include the costs related to the closing of our mortgage offices due to the wind down, and the 2017 charges include the costs related to the closing of nine branches in that year.

•
Non-interest expense was also impacted by a $11.9 million loss on extinguishment of debt due to the redemptions of higher-cost junior subordinated notes held by American Chartered Statutory Trust I, American Chartered Statutory Trust II, TAYC Capital Trust II, and Coal City Capital Trust I and by a $3.6 million goodwill impairment loss as a result of the national mortgage origination business wind down.

•	Other operating expenses decreased due to the decline in mortgage volume related expenses, a result of the national mortgage origination business wind down.

The following table presents non-interest expense for the years ended December 31, 2017 and 2016 (in thousands):

	Year Ended
	December 31, 2017	December 31, 2016	Increase/ (Decrease)	Percentage Change
Non-interest expense:
Salaries and employee benefits	$419,179	$400,501	$18,678	4.7%
Occupancy and equipment expense	62,556	57,130	5,426	9.5
Computer services and telecommunication expense	40,591	43,468	(2,877)	(6.6)
Advertising and marketing expense	12,235	11,971	264	2.2
Professional and legal expense	10,207	12,879	(2,672)	(20.7)
Other intangibles amortization expense	8,193	7,305	888	12.2
Branch exit and facilities impairment charges (recovery)	8,353	(2,709)	11,062	408.3
Net loss (gain) recognized on other real estate owned and other related expense	1,344	(1,599)	2,943	184.1
Other operating expenses	98,685	94,152	4,533	4.8
Total non-interest expenses	$661,343	$623,098	$38,245	6.1%

Non-interest expense increased by $38.2 million, or 6.1%, from the year ended December 31, 2016 to the year ended December 31, 2017 mostly due to the full year impact of the American Chartered merger. Non-interest expenses include $9.9 million and $23.7 million in merger related and repositioning expenses for the year ended December 31, 2017 and 2016, respectively. See the table below for the detail of the merger related and repositioning expenses.

•
Salaries and employee benefits expense increased due to new hires, annual pay increases, and the full year impact of the increased staff from the American Chartered merger. In addition, the Company recognized $2.7 million in one-time bonuses in 2017 as a result of the enactment of the TCJ Act. These increases were partly offset by a decrease in mortgage volume related commissions.

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

The following table presents the detail of the merger related and repositioning expenses (in thousands):

	Year Ended December 31,
	2018	2017	2016
Merger related and repositioning expenses:
Salaries and employee benefits	$28,753	$3,536	$13,327
Occupancy and equipment expense	478	129	207
Computer services and telecommunication expense	2,947	247	4,702
Advertising and marketing expense	338	5	123
Professional and legal expense	4,707	143	2,037
Branch exit and facilities impairment charges	4,245	6,594	(2,864)
Contingent consideration expense (1)	2,000	(454)	3,703
Goodwill impairment loss	3,623	—	—
Other operating expenses	382	(253)	2,477
Total merger related and repositioning expenses	$47,473	$9,947	$23,712

(1)	Resides in other operating expenses in the consolidated statements of operations.

In 2018, merger related and repositioning expenses included costs incurred in connection with the pending merger with Fifth Third of approximately $13 million, costs incurred in connection with the discontinuation of our national mortgage origination business of approximately $32 million, and a $2 million increase in contingent consideration expense related to our acquisition of Celtic, as the contingency period remains open until 2025.

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

Income Taxes

Income tax expense for the year ended December 31, 2018 was $38.3 million compared to a benefit of $15.2 million for the year ended December 31, 2017.  Income tax expense for 2017 was impacted by the enactment of the TCJ Act, which, among other changes, reduced the Federal corporate income tax rate from 35% to 21% effective January 1, 2018. As a result of the tax reform legislation, we were required to revalue our net deferred tax liabilities at December 31, 2017 which resulted in a tax benefit of $104.2 million. Income tax expense for 2018 included $13.7 million in tax benefits due to re-measurement adjustments related to the revaluation of our deferred tax liabilities. This revaluation was determined to be final as of December 31, 2018. Excluding the tax benefits resulting from the revaluation of our deferred tax liabilities, our income tax expense would have decreased due to the decline in the effective tax rate related to the TCJ Act.

Income tax expense for the year ended December 31, 2017 was a benefit of $15.2 million compared to expense of $79.2 million for the year ended December 31, 2016.  The decrease was mainly due to the $104.2 million tax benefit recognized as a result of the revaluation of our net deferred tax liabilities at December 31, 2017 triggered by the enactment of the TCJ Act, as discussed above. This revaluation was considered provisional as of December 31, 2017. The decrease in income tax expense was also attributable to tax benefits of $9.0 million associated with stock-based compensation, the impact of the July 1, 2017 Illinois income tax rate increase on our Illinois deferred tax assets, a reversal of a tax liability no longer needed related to two of our acquired entities and a reduction in tax accruals attributable to compensation. The tax expense or benefit related to the vesting of restricted shares and exercises of stock options can fluctuate from period to period based on the level of overall activity and changes in the market value of our common shares.

The following table presents information on our income tax rate (dollars in thousands):

	Year Ended
	December 31,
	2018	2017	2016
Income before income taxes - as reported	$252,171	$288,815	$253,380
Tax at Federal statutory rate (21% for 2018 and 35% for 2017 and 2016)	52,956	101,085	88,683
Increase (decrease) due to:
Tax exempt income, net	(10,754)	(19,053)	(19,646)
State tax expense, net of Federal impact	13,054	12,695	10,030
Other items, net	2,357	1,397	1,631
Tax expense before discrete items	57,613	96,124	80,698
Income tax rate before discrete items (effective tax rate)	22.8%	33.3%	31.8%
Discrete tax expense (benefit) items (1)	(5,616)	(2,682)	(2,954)
Discrete tax benefit corporate Federal tax rate changes (2)	(13,741)	(104,239)	—
Discrete tax benefit corporate state tax rate changes (3)	—	(2,324)	—
Discrete tax expense (benefit) merger related items (4)	—	(2,104)	1,500
Income tax (benefit) expense - as reported	$38,256	$(15,225)	$79,244
Income tax rate	15.2%	(5.3)%	31.3%

(1)
Includes tax benefits on the vesting of restricted shares, exercise of options, and other compensation as well as non-deductible merger expenses, a $5.2 million decrease in state income tax accruals due to income allocation to low income tax rate jurisdictions for the fourth quarter of 2018, and a $2.1 million increase in state income tax accruals due to income allocation to high income tax rate jurisdictions for the fourth quarter of 2017.

(2)
Includes the impact of the Federal income tax rate decrease due to the TCJ Act (enacted on December 22, 2017) on our net deferred tax liabilities. Amounts for 2018 represent re-measurement adjustments of our net deferred tax liabilities.

(3)	Includes tax benefit due to the impact of the Illinois state income tax rate increase (effective July 1, 2017) on our deferred tax assets.

(4)	Includes reversals of a tax liability no longer needed specifically related to two entities we acquired and certain non-deductible merger related items.

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

Net income from our Banking Segment for the year ended December 31, 2018 increased $19.9 million to $200.7 million compared to the prior year. This increase in net income was due to an increase in net interest income, driven by higher average loan yields and balances partly offset by a higher cost of funds, and an increase in other non-interest income due to an increase in lease financing revenue, card fees, and earnings from investments in Small Business Investment Companies. These increases were partly offset by higher provision for credit losses, salaries and employee benefits expense, and professional and legal expense. Provision for credit losses increased as a result of higher charge-offs during the second half of 2018 related to one loan relationship. Salaries and employee benefits expense increased due to higher health insurance costs as a result of an increase in claims, higher bonus and stock based compensation expense, annual salary increases, and higher 401(k) and profit sharing contributions expense. Professional and legal fees increased as a result of case settlements, other legal fees, and consulting expense related to information technology security. Net income also increased as a result of a lower income tax expense due to a decline in the effective tax rate related to the TCJ Act.

Net income from our Leasing Segment for the year ended December 31, 2018 decreased $49.4 million to $36.4 million compared to the prior year. Net income in 2017 was impacted by a $65.3 million tax benefit as a result of the TCJ Act. The Leasing Segment recognized $3.8 million in tax benefits due to re-measurement adjustments related to the TCJ Act in 2018. Excluding these tax benefits, net income would have increased by approximately $12 million, or 58.8%, mostly due to an increase in lease financing revenues and lower income tax expense due to a decline in the effective tax rate related to the TCJ Act partly offset by higher salaries and employee benefits expense. Lease financing revenue increased as a result of higher residual gains, rental income due to an increase in operating leases, and promotional income attributable to our investment in sales and other revenue generating staff, which in turn increased salaries and employee benefits expense.

Net income from our Mortgage Banking Segment for the year ended December 31, 2018 decreased $60.5 million to a net loss of $23.3 million compared to the prior year mostly due to merger related and repositioning expenses recognized in 2018 of approximately $32 million. On April 12, 2018, the Company announced the discontinuation of its national mortgage origination business, which includes substantially all originations outside of the Company's consumer banking footprint in the Chicagoland area. The Company is retaining the mortgage servicing asset, residential mortgage loans, and Chicagoland area originations. The Company expects to stop operating its mortgage business as a defined segment with separate Mortgage Banking Segment reporting in 2019.

Balance Sheet

Total assets increased $120.1 million, or 0.6%, from December 31, 2017 to $20.2 billion at December 31, 2018 mostly due to increases in investment securities and loans partly offset by a decrease in loans held for sale.

•	Cash and cash equivalents increased by $71.2 million, or 12.3%, from December 31, 2017 to $650.4 million at December 31, 2018 due to cash from new prepaid card sponsorship programs.

•
Investment securities increased $400.9 million, or 16.2%, from December 31, 2017 to $2.9 billion at December 31, 2018 due to the purchase of residential mortgage-backed securities as the increase in interest rates provided an opportunity to make strategic investments.

•	Loans held for sale decreased $503.0 million, or 91.7%, from December 31, 2017 to $45.6 million at December 31, 2018 due to the discontinuation of our national mortgage origination business.

•
Total loans, excluding purchased credit-impaired loans and loans held for sale, increased from December 31, 2017 to December 31, 2018 by $104.8 million, or 0.8%, driven by increases in commercial, construction, and indirect vehicle loan balances partly offset by decreases in commercial real estate loan balances.

•	Lease investments, net, increased by $78.7 million, or 19.2%, due to increased originations of operating leases.

Total liabilities increased by $95.1 million, or 0.6%, from December 31, 2017 to December 31, 2018 mostly due to the increase in total borrowings.

•
Total deposits decreased by $304.2 million, or 2.0%, to $14.7 billion at December 31, 2018 from $15.0 billion at December 31, 2017, due to decreases in non-interest bearing deposits and brokered certificates of deposit.

•
Total borrowings increased by $363.2 million, or 23.0%, to $1.9 billion at December 31, 2018. The increase in total borrowings was due to the increase in Federal funds purchased to offset the decrease in deposits and to fund loan growth. In addition, the increase in Federal funds purchased was partly offset by the redemption of higher-cost junior subordinated notes held by American Chartered Statutory Trust I, American Chartered Statutory Trust II, TAYC Capital Trust II, Coal City Capital Trust I, and FOBB Statutory Trust III.

Total stockholders’ equity increased $25.0 million at December 31, 2018 compared to December 31, 2017 as a result of earnings for the year net of dividends declared partly offset by the redemption of all $100 million of our 8% Series A non-cumulative perpetual preferred stock.

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

The following table sets forth the amortized cost and fair value of our investment securities, by type of security as indicated (in thousands):

	Year Ended December 31,
	2018		2017		2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
U.S. Treasury securities	$75,139	$75,141	$—	$—	$—	$—
U.S. Government sponsored agencies and enterprises	5,076	5,024	23,013	23,007	23,267	23,415
States and political subdivisions	332,048	341,477	363,813	379,325	376,541	391,365
Residential mortgage-backed securities	1,414,335	1,402,453	861,594	852,699	988,744	983,684
Commercial mortgage-backed securities	31,572	31,587	71,554	72,035	91,949	93,008
Corporate bonds	—	—	70,155	70,197	193,164	193,895
Equity securities (1)	—	—	11,236	11,063	11,000	10,828
Total Available for Sale	1,858,170	1,855,682	1,401,365	1,408,326	1,684,665	1,696,195
Held to maturity
States and political subdivisions	887,028	904,845	878,400	910,512	910,608	929,178
Residential mortgage-backed securities	14,656	14,815	80,682	81,943	159,142	164,562
Total Held to Maturity	901,684	919,660	959,082	992,455	1,069,750	1,093,740
Total	$2,759,854	$2,775,342	$2,360,447	$2,400,781	$2,754,415	$2,789,935

(1)	Reflected in marketable equity securities on the consolidated balance sheet following the adoption of the new investments in equity securities guidance on January 1, 2018.

Fannie Mae-issued mortgage-backed securities included in the available for sale and held to maturity portfolios had an aggregate book value and market value of $466.9 million and $462.0 million, respectively, at December 31, 2018.  Freddie Mac-issued mortgage-backed securities included in the available for sale and held to maturity portfolios had an aggregate book value and market value of $760.7 million and $756.2 million at December 31, 2018, respectively.  We do not have any meaningful direct or indirect holdings of subprime residential mortgage investment securities, home equity lines of credit investment securities, or any Fannie Mae or Freddie Mac preferred or common equity securities in our investment portfolio.

     The Company has no direct exposure to the State of Illinois, but approximately 20% of the state and political subdivisions portfolio consisted of securities issued by municipalities in Illinois at December 31, 2018.  Approximately 26% of state and political subdivisions securities were insured and approximately 95% of our state and political subdivisions securities consisted of general obligation issues at December 31, 2018.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities at December 31, 2018 (dollars in thousands):

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years
	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield
Available for sale (fair value)
U.S. Treasury securities	$—	—%	$75,141	2.65%	$—	—%	$—	—%
U.S. Government sponsored agencies and enterprises	—	—	5,024	1.96	—	—	—	—
States and political subdivision (1)	44,613	4.21	124,087	4.04	35,394	3.41	137,383	4.62
Residential mortgage-backed securities (2)	27	2.68	40,854	2.06	196,266	2.21	1,165,306	3.12
Commercial mortgage-backed securities (2)	18,881	3.65	1	6.13	—	—	12,705	3.81
Total Available for Sale	63,521	4.04	245,107	3.24	231,660	2.40%	1,315,394	3.28
Held to maturity (amortized cost)
States and political subdivision (1)	58,826	3.50	153,790	4.16	242,049	4.10	432,363	3.73
Residential mortgage-backed securities (2)	—	—	—	—	—	—	14,656	4.86
Total Held to Maturity	58,826	3.50	153,790	4.16	242,049	4.10	447,019	3.77
Total	$122,347	3.78%	$398,897	3.60%	$473,709	3.26%	$1,762,413	3.41%

(1)   Yield is reflected on a fully tax equivalent basis utilizing a Federal tax rate of 21%.
(2)   These securities are presented based upon contractual maturities.

Loan Portfolio

The following table sets forth the composition of our loan portfolio (dollars in thousands):

	At December 31,
	2018		2017		2016		2015		2014
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial related loans:
Commercial	$5,169,763	36%	$4,786,180	34%	$4,346,506	34%	$3,616,286	37%	$3,245,206	36%
Commercial collateralized by assignment of lease payments	2,084,170	15	2,113,135	15	2,002,976	16	1,779,072	18	1,692,258	18
Commercial real estate	3,720,255	27	4,147,529	30	3,788,016	29	2,695,676	27	2,544,867	28
Construction real estate	506,837	4	406,849	3	518,562	4	252,060	3	247,068	3
Total commercial related loans	11,481,025	82	11,453,693	82	10,656,060	83	8,343,094	85	7,729,399	85
Other loans:
Residential real estate	1,397,598	10	1,432,458	10	1,060,828	8	628,169	6	503,287	5
Indirect vehicle	817,108	5	667,928	4	541,680	4	384,095	4	268,840	3
Home equity	172,890	1	219,098	2	266,377	2	216,573	2	251,909	3
Other consumer	82,461	1	73,141	1	80,781	1	80,661	1	78,137	1
Total other loans	2,470,057	17	2,392,625	17	1,949,666	15	1,309,498	13	1,102,173	12
Gross loans, excluding purchased credit-impaired loans	13,951,082	99	13,846,318	99	12,605,726	98	9,652,592	98	8,831,572	97
Purchased credit-impaired loans	84,101	1	119,744	1	163,077	2	141,406	2	251,645	3
Total loans	$14,035,183	100%	$13,966,062	100%	$12,768,803	100%	$9,793,998	100%	$9,083,217	100%

Gross loans, excluding purchased credit-impaired, increased from 2017 to 2018 by $104.8 million, or 0.8%, driven by increases in commercial, construction, and indirect vehicle loan balances partly offset by a decrease in commercial real estate loan balances. Gross loans, excluding purchased credit-impaired, increased from 2016 to 2017 by $1.2 billion, or 9.8%, due to increases in commercial, commercial real estate, and residential real estate loan balances.

The following table sets forth the composition of our loan portfolio (excluding loans held for sale) as of the dates indicated showing the balances of legacy loans and loans acquired through the Taylor Capital and American Chartered mergers (dollars in thousands):

	December 31, 2018				December 31, 2017
	Legacy (1)	Acquired (2)	Total	% of Total	Legacy (1)	Acquired (2)	Total	% of Total
Commercial related credits:
Commercial loans	$5,067,792	$101,971	$5,169,763	36%	$4,532,153	$254,027	$4,786,180	34%
Commercial loans collateralized by assignment of lease payments	2,071,846	12,324	2,084,170	15	2,077,972	35,163	2,113,135	15
Commercial real estate	3,259,887	460,368	3,720,255	27	3,370,590	776,939	4,147,529	30
Construction real estate	505,250	1,587	506,837	4	401,189	5,660	406,849	3
Total commercial related credits	10,904,775	576,250	11,481,025	82	10,381,904	1,071,789	11,453,693	82
Other loans:
Residential real estate	1,226,289	171,309	1,397,598	10	1,212,120	220,338	1,432,458	10
Indirect vehicle	815,927	1,181	817,108	5	666,443	1,485	667,928	4
Home equity	148,274	24,616	172,890	1	165,297	53,801	219,098	2
Other consumer loans	82,190	271	82,461	1	72,742	399	73,141	1
Total other loans	2,272,680	197,377	2,470,057	17	2,116,602	276,023	2,392,625	17
Total loans excluding purchased credit-impaired loans	13,177,455	773,627	13,951,082	99	12,498,506	1,347,812	13,846,318	99
Purchased credit-impaired loans	55,933	28,168	84,101	1	79,066	40,678	119,744	1
Total loans	$13,233,388	$801,795	$14,035,183	100%	$12,577,572	$1,388,490	$13,966,062	100%

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

Loan Maturities

The following table sets forth information regarding our non-performing loans and the scheduled maturity information for the performing loans in our loan portfolio at December 31, 2018 (in thousands).  Demand loans, loans having no stated schedule of repayments, loans with no stated maturity and overdrafts are reported as due in one year or less.

		Due in One Year Or Less		Due after One Year Through Five Years		Due after Five Years
	Non-Performing	Fixed	Floating	Fixed	Floating	Fixed	Floating
	Loans (1)	Rate (2)	Rate (2)	Rate (2)	Rate (2)	Rate (2)	Rate (2)	Total
Commercial loans	$16,509	$155,403	$1,516,591	$428,769	$2,740,467	$109,065	$202,959	$5,169,763
Commercial loans collateralized by assignment of lease payments	3,949	188,082	1,246	1,746,371	1,345	143,177	—	2,084,170
Commercial real estate	11,205	165,731	395,910	969,537	1,554,315	136,093	487,464	3,720,255
Construction real estate	—	1,586	161,900	794	288,393	857	53,307	506,837
Residential real estate	22,156	10,437	385	4,682	626	259,306	1,100,006	1,397,598
Indirect vehicle	4,176	2,589	—	243,425	—	566,918	—	817,108
Home equity	12,341	347	7,891	15,434	11,585	22,305	102,987	172,890
Other consumer loans	35	2,725	11,217	37,420	21,940	—	9,124	82,461
Purchased credit-impaired loans	—	3,875	11,654	11,826	7,476	44,482	4,788	84,101
Gross loans	$70,371	$530,775	$2,106,794	$3,458,258	$4,626,147	$1,282,203	$1,960,635	$14,035,183

(1)	Excludes purchased credit-impaired loans. See Note 5 to our Consolidated Financial Statements for further information regarding purchased credit-impaired loans.

(2)	Excludes non-performing loans.

Asset Quality

Non-performing loans include loans accounted for on a non-accrual basis and accruing loans contractually past due 90 days or more as to interest or principal.  Management reviews the loan portfolio for problem loans on an ongoing basis.  During the ordinary course of business, management becomes aware of borrowers that may not be able to meet the contractual requirements of loan agreements.  These loans are placed under close supervision with consideration given to placing the loan on non-accrual status, increasing the allowance for loan and lease losses and (if appropriate) partial or full charge-off.  After a loan is placed on non-accrual status, any interest previously accrued but not yet collected is reversed against current income.  Generally, if interest payments are received on non-accrual loans, these payments will be applied to principal and not taken into income.  Loans will not be placed back on accrual status unless back interest and principal payments are made.  With respect to the loans that were on non-accrual status as of December 31, 2018 and 2017, the gross interest income that would have been recorded on such loans during the years ended December 31, 2018 and 2017 had such loans been current in accordance with their original terms was approximately $3.2 million and $2.1 million, respectively.  The amount of interest income on impaired loans that was included in net income for the years ended December 31, 2018 and 2017 was $810 thousand and $904 thousand, respectively.  Our general policy is to place loans 90 days past due on non-accrual status, as well as those loans that continue to pay, but display a well-defined material weakness.

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

The following table sets forth the amounts of non-performing loans, non-performing assets, and purchased credit-impaired loans (excluding loans held for sale and other real estate owned acquired as part of our FDIC-assisted transactions) at the dates indicated (dollars in thousands):

	At December 31,
	2018	2017	2016	2015	2014
Non-performing loans:
Non-accruing loans	$67,616	$71,238	$48,974	$98,065	$82,733
Loans 90 days or more past due, still accruing interest	2,755	5,570	10,378	6,596	4,354
Total non-performing loans	70,371	76,808	59,352	104,661	87,087
Other real estate owned	9,182	9,736	26,279	31,553	19,198
Repossessed assets	990	589	322	81	93
Total non-performing assets	$80,543	$87,133	$85,953	$136,295	$106,378
Purchased credit-impaired loans	$84,101	$119,744	$163,077	$141,406	$251,645
Total allowance for loan and lease losses	$161,578	$157,710	$139,366	$128,140	$110,026
Accruing restructured loans (1)	22,793	28,554	32,687	26,991	15,603
Total non-performing loans to total loans	0.50%	0.55%	0.46%	1.07%	0.96%
Total non-performing assets to total assets	0.40	0.43	0.45	0.87	0.73
Allowance for loan and lease losses to non-performing loans	229.61	205.33	234.81	122.43	126.34

(1)	Accruing restructured loans consists primarily of loans that have been modified and are performing in accordance with those modified terms.

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

The following table presents a summary of other real estate owned, excluding assets related to FDIC-assisted transactions, for the years ended December 31, 2018, 2017, and 2016 (in thousands):

	2018	2017	2016
Beginning balance	$9,736	$26,279	$31,553
Transfers in at fair value less estimated costs to sell	5,260	6,686	4,945
Acquired from business combination	—	—	3,960
Capitalized other real estate owned costs	—	—	96
Fair value adjustments	(975)	(2,277)	(1,854)
Net gains on sales of other real estate owned	163	1,470	3,496
Cash received upon disposition	(5,002)	(22,422)	(15,917)
Ending balance	$9,182	$9,736	$26,279

As of December 31, 2018, the other real estate owned portfolio consisted of five properties with $509 thousand of other real estate owned balance related to commercial loans, three properties with $2.3 million of other real estate owned balance related to construction loans, eleven properties with $5.8 million of other real estate owned balance related to commercial real estate loans and four properties with $513 thousand of other real estate owned balance related to consumer related loans.  In addition, the Company recorded net losses of $462 thousand and $113 thousand for the years ended December 31, 2018 and 2017, respectively, and net gains of $716 thousand on other real estate owned related to assets acquired in FDIC-assisted transactions for the year ended December 31, 2016.

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

	At December 31,
	2018	2017	2016

Commercial loans	$173,147	$89,836	$94,049
Commercial loans collateralized by assignment of lease payments	4,460	9,407	3,505
Commercial real estate	204,148	74,023	46,990
Construction real estate	344	—	—
Total	$382,099	$173,266	$144,544

The increase in potential problem loans from December 31, 2017 resulted from an increase in downgraded loans in commercial and health care portfolios.

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

Under our loan risk rating system, each loan, with the exception of those included in large groups of smaller-balance homogeneous consumer related loans, is risk rated between one and nine by the originating loan officer, Senior Credit Management, Loan Review or loan committee.  A loan rated "one" represents a loan least likely to default, while a loan rated "nine" represents a loss.  The probability of loans defaulting for each risk rating, sometimes referred to as default factors, are estimated based on the frequency with which loans migrate from one risk rating to another and to default status over time.  We use a loan loss reserve model that incorporates loan risk rating migrations and historical default data over a multi-year period to develop estimated default factors ("EDFs").  The model tracks annual loan rating migrations by loan type over the last 18 years and is adjusted to reflect average losses over an economic cycle. EDFs are updated annually in December.

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

•
Commercial real estate loans and construction loans:  Non-performing loans to total loans, Capacity Utilization: Total Industry (percent of capacity), and the Chicago Fed's National Financial Conditions Index.

Using the indicators noted above, a net charge-off rate is estimated and compared to our cycle average rate, resulting in a macroeconomic adjustment factor.  The macroeconomic adjustment factor is applied to each commercial loan type.  Each year, we evaluate the predictive nature of the macroeconomic factors and re-calibrate the macroeconomic models as needed.

The commercial related general loss reserve was $146.1 million as of December 31, 2018 and $132.8 million as of December 31, 2017. This increase was due to the increase in potential problem loans. Reserves on impaired commercial related loans are included in the “Commercial Related Specific Reserves” section below.

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

The total commercial related specific reserves component of the allowance decreased to $2.0 million as of December 31, 2018 from $6.1 million as of December 31, 2017.

Consumer Related Reserves.  Pools of homogeneous loans with similar risk and loss characteristics are also assessed for probable losses.  These loan pools include consumer, residential real estate, home equity, credit cards and indirect vehicle loans.  Migration probabilities obtained from past due roll rate analyses and historical loss rates are applied to current balances to forecast charge-offs over a one-year time horizon. The reserves for consumer related loans totaled $13.5 million at December 31, 2018 and $18.9 million at December 31, 2017. The decrease resulted from an adjustment of consumer related macroeconomic factors and expected loss rates.

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

We recorded $540 thousand as a credit to provision for credit losses for acquired loans related to the non-purchased credit-impaired bank merger loans as accounted for in accordance with ASC Topic 310-20 for the year ended December 31, 2018 compared to expense of $7.0 million for the year ended December 31, 2017. No additional provisions were recorded on the purchase credit-impaired bank merger loans accounted for in accordance with ASC Topic 310-30.

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

The following table presents an analysis of the allowance for loan and lease losses for the years presented (dollars in thousands):

	Year Ended December 31,
	2018	2017	2016	2015	2014
Balance at beginning of year	$159,408	$141,842	$131,508	$114,057	$113,462
Allowance for unfunded credit commitments acquired through business combination	—	—	—	—	1,261
Utilization of allowance for unfunded credit commitments	—	—	—	—	(637)
Provision for credit losses	47,201	21,593	19,563	21,386	12,052
Charge-offs:
Commercial	30,173	2,323	2,126	2,993	1,339
Commercial collateralized by assignment of lease payments	7,997	3,397	6,740	2,765	925
Commercial real estate	6,396	1,466	2,851	3,563	11,438
Residential real estate	1,100	932	1,356	1,450	1,718
Construction real estate	—	—	593	34	79
Indirect vehicle	7,656	5,433	3,505	2,980	3,735
Home equity	1,299	1,314	1,662	1,485	3,383
Other consumer	1,321	1,707	1,778	1,941	2,128
Total charge-offs	55,942	16,572	20,611	17,211	24,745
Recoveries:
Commercial	2,222	3,806	2,434	1,749	3,757
Commercial collateralized by assignment of lease payments	1,275	775	550	1,112	939
Commercial real estate	1,956	2,817	3,729	6,723	4,020
Residential real estate	778	724	1,210	515	1,190
Construction real estate	695	774	142	272	252
Indirect vehicle	3,124	2,282	1,837	1,853	1,736
Home equity	817	778	756	579	482
Other consumer	522	589	724	473	288
Total recoveries	11,389	12,545	11,382	13,276	12,664
Net charge-offs	44,553	4,027	9,229	3,935	12,081
Allowance for credit losses	162,056	159,408	141,842	131,508	114,057
Allowance for unfunded credit commitments	(478)	(1,698)	(2,476)	(3,368)	(4,031)
Allowance for loan and lease losses	$161,578	$157,710	$139,366	$128,140	$110,026
Total loans at December 31,	$14,035,183	$13,966,062	$12,768,803	$9,793,998	$9,083,217
Ratio of allowance to total loans	1.15%	1.13%	1.09%	1.31%	1.21%
Ratio of net charge-offs to average loans	0.32	0.03	0.09	0.04	0.18

Net charge-offs of $44.6 million were recorded in the year ended December 31, 2018 compared to net charge-offs of $4.0 million in the year ended December 31, 2017. More than half of the net charge-offs were related to one loan relationship. A provision for credit losses of $47.2 million was recorded for the year ended December 31, 2018 compared to $21.6 million for the year ended December 31, 2017. This increase was principally due to higher charge-offs during the second half of 2018 mostly due to the one loan relationship referred to above. A $540 thousand credit to provision for credit losses for bank merger acquired loans was recorded for the year ended December 31, 2018 compared to $7.0 million for the year ended December 31, 2017.

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

The following table sets forth the allocation of the allowance for loan and lease losses as of the date presented and the percentage of loans in each category to total loans.  The purpose of this allocation is only for internal analysis of the adequacy of the allowance and is not an indication of expected or anticipated losses (dollars in thousands):

	At December 31,
	2018		2017		2016		2015		2014
		% of Total		% of Total		% of Total		% of Total		% of Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial loans	$47,883	36%	$46,176	34%	$44,483	34%	$38,751	37%	$29,079	36%
Commercial loans collateralized by assignment of lease payments	13,323	15	13,007	15	12,238	16	10,434	18	9,962	18
Commercial real estate	63,178	27	62,378	30	51,165	29	44,057	27	41,044	28
Residential real estate	5,113	10	7,012	10	5,971	8	5,734	6	6,646	5
Construction real estate	23,232	4	15,466	3	14,712	4	15,019	3	8,909	3
Consumer related loans	8,370	7	12,494	7	9,931	7	12,068	7	13,103	7
Purchased credit-impaired loans (1)	479	1	1,177	1	866	2	2,077	2	1,283	3
Total	$161,578	100%	$157,710	100%	$139,366	100%	$128,140	100%	$110,026	100%

(1)	Consists of allowance for loan and lease losses for commercial, commercial real estate and construction loans allocated to purchased credit-impaired loans.

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

Deposits.  We offer a variety of deposit accounts with a range of interest rates and terms.  Our core deposits consist of checking accounts, NOW accounts, money market accounts, savings accounts and non-public certificates of deposit.  These deposits, along with brokered deposits, and short-term and long-term borrowings are used to support our asset base.  Our deposits are obtained predominantly from the geographic trade areas surrounding each of our branch office locations.  We rely primarily on customer service and long-standing relationships with customers to attract and retain deposits; however, market interest rates and rates offered by competing financial institutions significantly affect our ability to attract and retain deposits.  We also use brokered deposits as an alternative funding source which allows us flexibility in managing our overall interest expense.  Low cost deposits (non-interest bearing deposits; money market, NOW, and interest bearing deposits; and savings deposits) decreased by $178.4 million, or 1.4%, and certificates of deposit decreased by $125.8 million, or 5.1%, at December 31, 2018 compared to the prior year. Non-interest bearing deposits decreased by $229.3 million, or 3.6%, compared to December 31, 2017. Low cost deposits comprised 84% of total deposits at December 31, 2018 and 2017.

The following table sets forth the composition of our deposits at the dates indicated (dollars in thousands):

	At December 31,
	2018		2017
	Amount	Percent	Amount	Percent
Non-interest bearing deposits	$6,152,163	42%	$6,381,512	43%
Money market, NOW, and interest bearing deposits	4,982,026	34	4,954,765	33
Savings deposits	1,191,498	8	1,167,810	8
Certificates of deposit, $100,000 or more	1,777,594	12	1,890,587	12
Other certificates of deposit	550,932	4	563,704	4
Total	$14,654,213	100%	$14,958,378	100%

The following table sets forth the maturities of certificates of deposit and other time deposits $100,000 and over at December 31, 2018 (in thousands):

Certificates of deposit $100,000 and over:
Maturing within three months	$347,865
After three but within six months	232,096
After six but within twelve months	462,269
After twelve months	707,347
Total certificates of deposit $100,000 and over (1)	$1,749,577

Other time deposits $100,000 and over (2):
Maturing within three months	$5,769
After three but within six months	5,290
After six but within twelve months	9,217
After twelve months	7,741
Total other time deposits $100,000 and over	$28,017

(1)	Includes brokered deposits of $911.2 million.

(2)
Consists of time deposits held in individual retirement accounts (IRAs) and time certificates where the customer has the option to increase the principal balance and maintain the original interest rate.

Borrowings.  Total short-term and long-term borrowings were $1.8 billion at December 31, 2018 compared to $1.4 billion at December 31, 2017. The increase was due to an increase in Federal funds purchased and customer repurchase agreements as a result of a decrease in deposits and loan growth.  We have access to a variety of borrowing sources and use short-term and long-term borrowings to support our asset base.  Short-term borrowings from time to time include Federal funds purchased, securities sold under agreements to repurchase, lines of credit from correspondent banks, and Federal Home Loan Bank advances.  We also offer customers a deposit account that sweeps balances in excess of an agreed upon target amount into overnight repurchase agreements.

The following table sets forth certain information regarding our short-term borrowings at the dates and for the periods indicated (dollars in thousands):

	At or For the Year Ended December 31,
	2018	2017	2016
Federal funds purchased:
Average balance outstanding	$72,568	$89,920	$53,076
Maximum outstanding at any month-end during the period	407,816	242,500	77,750
Balance outstanding at end of period	407,816	3,250	46,750
Weighted average interest rate during the period	2.16%	1.16%	0.60%
Weighted average interest rate at end of the period	2.76	1.26	0.80
Securities sold under agreements to repurchase:
Average balance outstanding	$236,381	$199,661	$202,673
Maximum outstanding at any month-end during the period	312,239	232,789	257,901
Balance outstanding at end of period	312,239	232,789	237,538
Weighted average interest rate during the period	0.48%	0.22%	0.21%
Weighted average interest rate at end of the period	0.80	0.27	0.22
Federal Home Loan Bank advances:
Average balance outstanding	$420,726	$1,267,249	$869,003
Maximum outstanding at any month-end during the period	750,000	1,650,000	1,315,000
Balance outstanding at end of period	750,000	625,000	1,275,000
Weighted average interest rate during the period	1.92%	1.05%	0.38%
Weighted average interest rate at end of the period	2.66	1.31	0.63
Correspondent bank line of credit:
Average balance outstanding	$—	$1,671	$6,808
Maximum outstanding at any month-end during the period	—	10,000	25,000
Balance outstanding at end of period	—	—	10,000
Weighted average interest rate during the period	—%	2.73%	2.11%
Weighted average interest rate at end of the period	—	—	2.52

Long-term borrowings include notes payable to other banks to support a portfolio of equipment that we own and lease to other companies, Federal Home Loan Bank advances, and subordinated notes.  As of December 31, 2018 and December 31, 2017, our long-term borrowings were $349.7 million and $505.2 million, respectively.  The decrease in long-term borrowings was mostly due to a decrease in Federal Home Loan Bank advances as they were transferred to short-term borrowings based on their terms. In addition, on January 19, 2018, the Company pre-paid in full the unsecured term loan at the holding company level, which had an outstanding balance of $10.0 million at December 31, 2017.

As of December 31, 2018, junior subordinated notes issued to capital trusts included debentures sold to MB Financial Capital Trust II, MB Financial Capital Trust III, MB Financial Capital Trust IV, MB Financial Capital Trust V, and MB Financial Capital Trust VI in connection with the issuance of their preferred securities in 2005, 2006, 2006, 2007, and 2007, respectively.

As of December 31, 2018 and December 31, 2017, our junior subordinated notes issued to capital trusts were $121.1 million and $211.5 million, respectively. The decrease was due to the redemption during 2018 of the junior subordinated notes held by American Chartered Statutory Trust I, American Chartered Statutory Trust II, TAYC Capital Trust II, Coal City Capital Trust I, and FOBB Statutory Trust III. TAYC Capital Trust II was established by Taylor Capital prior to the Company's acquisition of Taylor Capital, and the junior subordinated notes issued by Taylor Capital to TAYC Capital Trust II were assumed by the Company upon completion of the acquisition. American Chartered Statutory Trust I and American Chartered Statutory Trust II were established by American Chartered prior to the Company's acquisition of American Chartered, and the junior subordinated notes issued by American Chartered to American Chartered Statutory Trust I and American Chartered Statutory Trust II were assumed by the Company upon completion of the acquisition. FOBB Statutory Trust III was established by First Oak Brook Bancshares, Inc. (“First Oak Brook”) prior to the Company's acquisition of First Oak Brook, and the junior subordinated notes issued by First Oak Brook to FOBB Statutory Trust III were assumed by the Company upon completion of the acquisition.  See Notes 1 and 12 to the consolidated financial statements for further analysis.

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

We have no required regulatory liquidity ratios to maintain; however, we adhere to an internal policy which dictates internal thresholds.  This policy provides that we may not have a ratio of loans to deposits (including customer repurchase agreements) in excess of 90%.  In addition, our internal policy includes (i) a “liquidity coverage ratio” or LCR, designed to ensure that a bank maintains an adequate level of unencumbered, high-quality assets sufficient to meet the bank’s liquidity needs over a 30-day time horizon under an acute liquidity stress scenario and should exceed 110%, and (ii) a “net stable funding ratio” or NSFR, which is the proportion/ratio of available long-term assets to long-term, stable funding.  At December 31, 2018, we were in compliance with the foregoing policies.

At December 31, 2018, we had outstanding letters of credit, loan origination commitments, and unused commercial and retail lines of credit of approximately $4.4 billion.  We anticipate that we will have sufficient funds available to meet current origination and other lending commitments.  Certificates of deposit scheduled to mature within one year totaled $1.5 billion at December 31, 2018, including brokered deposits.

In the event that additional short-term liquidity is needed, we have established relationships with several large and regional banks to provide short-term borrowings in the form of federal funds purchases.  While, at December 31, 2018, there were no firm lending commitments in place, management believes that we could borrow approximately $834.7 million for a short time from these banks on a collective basis.  Additionally, we are a member of Federal Home Loan Bank of Chicago ("FHLB").  As of December 31, 2018, the Company had $844.1 million outstanding in FHLB advances, and could borrow an additional amount of approximately $0.5 billion.  As a contingency plan for significant funding needs, the Asset/Liability Committee may also consider the sale of investment securities, selling securities under agreement to repurchase, or the temporary curtailment of lending activities.  As of December 31, 2018, the Company had approximately $2.0 billion of unpledged securities, excluding securities available for pledge at the FHLB.

Our main sources of liquidity at the holding company level are dividends from MB Financial Bank and cash on hand. The holding company had $106.8 million in cash of December 31, 2018, which was held at MB Financial Bank.

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

For additional information, including the notional amount and fair value of our derivative instruments at December 31, 2018, see Note 20 “Derivative Financial Instruments” to the consolidated financial statements.

Contractual Obligations.  In the ordinary course of operations, we enter into certain contractual obligations.  Such obligations include the funding of operations through FHLB advances, debt issuances, subordinated notes issued to capital trusts, operating leases for premises and equipment, as well as capital expenditures for new premises and equipment.

The following table summarizes our significant contractual obligations and other potential funding needs at December 31, 2018 (in thousands):

Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Time certificates	$2,328,526	$1,465,426	$757,786	$104,544	$770
Long-term borrowings	349,681	38,904	37,299	95,437	178,041
Junior subordinated notes issued to capital trusts (1)	121,118	—	—	—	121,118
Operating leases	54,170	11,902	15,260	9,760	17,248
Total	$2,853,495	$1,516,232	$810,345	$209,741	$317,177
Commitments to extend credit and letters of credit	$4,417,786

(1)	May be called for redemption by us at any time. See Note 12 to the audited consolidated financial statements under Item 8. Financial Statements and Supplementary Data.

Capital Resources

The Company and MB Financial Bank are subject to the risk based capital regulations administered by the banking regulatory agencies.  The risk based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among bank holding companies and banks, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets.  Under the regulations, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights.  The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items.  Under the prompt corrective action regulations, to be adequately capitalized a bank must maintain minimum ratios of total capital to risk-weighted assets of 8.00%, Tier 1 capital to risk-weighted assets of 6.00%, Tier 1 capital to total assets of 4.00%  and Common Equity Tier 1 Capital to risk-weighted assets of 4.50%.   Failure to meet these capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators, which, if undertaken, could have a direct material effect on the bank’s financial statements.  As of December 31, 2018, the most recent notification from the federal banking regulators categorized MB Financial Bank as well capitalized.

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

As of December 31, 2018, MB Financial Bank was “well capitalized” under the capital adequacy requirements then in effect.  The following table sets forth the actual and required regulatory capital amounts and ratios for MB Financial Bank and at the consolidated level as of December 31, 2018 (dollars in thousands):

					Required To Be Well
			Required For Capital		Capitalized Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets):
Consolidated	$2,379,813	13.67%	$1,392,791	8.00%	N/A	N/A
MB Financial Bank	2,264,296	13.05	1,388,457	8.00	$1,735,571	10.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	$1,959,413	11.25%	$1,044,593	6.00%	N/A	N/A
MB Financial Bank	1,927,240	11.10	1,041,343	6.00	$1,388,457	8.00%
Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$1,764,694	10.14%	$783,445	4.50%	N/A	N/A
MB Financial Bank	1,925,076	11.09	781,007	4.50	$1,128,121	6.50%
Tier 1 capital (to average assets):
Consolidated	$1,959,413	10.50%	$746,268	4.00%	N/A	N/A
MB Financial Bank	1,927,240	10.35	744,676	4.00	$930,845	5.00%

N/A — not applicable

The Company and the Bank must maintain a capital conservation buffer consisting of additional common equity tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  The capital conservation buffer requirement began to be phased in on January 1, 2016 when a buffer greater than 0.625% of risk-weighted assets was required, which amount increased each year until the buffer requirement became fully implemented on January 1, 2019. The conservation buffers for the Company and the Bank exceed the fully phased in minimum as of December 31, 2018.

We established statutory trusts for the sole purpose of issuing trust preferred securities and related trust common securities.  The trust preferred securities were included in our consolidated Tier 2 capital and total capital at December 31, 2018.  Prior to the completion of the American Chartered merger, the trust preferred securities were included in our consolidated Tier 1 capital.

On November 16, 2017, MB Financial Bank issued $175.0 million in fixed-to-floating subordinated notes that mature on December 1, 2027. The subordinated notes are callable on a semi-annual basis beginning on December 1, 2022. The allowable amount of the subordinated notes were included in our consolidated Tier 2 capital and total capital at December 31, 2018.

Statement of Cash Flows

Operating Activities.  Cash flows from operating activities primarily include net income, adjusted for items in net income that did not impact cash.  For the year ended December 31, 2018, the Company had net cash flows provided by operating activities of $842.2 million compared to net cash flows provided by operating activities of $574.0 million for the year ended December 31, 2017.  The change was due to a decrease in loans held for sale, a decrease in the net deferred tax liability, and increase in provision for credit losses partly offset by the decrease in net income.

Net cash flows provided by operating activities were $574.0 million for the year ended December 31, 2017 compared to net cash flows provided by operating activities of $251.6 million for the year ended December 31, 2016.  The change was due to the increase in net income and a decrease in loans held for sale.

Investing Activities.  Cash flows from investing activities reflects the impact of loans and investment securities acquired for the Company’s interest-earning asset portfolios, as well as cash flows from asset sales and the impact of acquisitions.  For the year ended December 31, 2018, the Company had net cash flows used in investing activities of $623.7 million compared to net cash flows used in investing activities of $907.9 million for the year ended December 31, 2017.  The change was due to a smaller increase in loans partly offset by more purchases of investment securities.

For the year ended December 31, 2017, the Company had net cash flows used in investing activities of $907.9 million compared to net cash flows used in investing activities of $727.7 million for the year ended December 31, 2016.  The change was due to more purchases of investment securities and a larger net increase in loans.

Financing Activities.  Cash flows from financing activities include transactions and events whereby cash is obtained from depositors, creditors or investors.  For the year ended December 31, 2018, the Company had net cash flows used in financing activities of $147.3 million compared to net cash flows provided by financing activities of $449.6 million for the year ended December 31, 2017.  The change in cash flows from financing activities was due to a decrease in deposits and a redemption of preferred stock partly offset by the net increase total borrowings.

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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at December 31, 2018 that we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown.  Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability.  The table is intended to provide an approximation of the projected repricing of assets and liabilities at December 31, 2018 based on contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced because of contractual amortization and rate adjustments on adjustable-rate loans.  Loan and investment securities’ contractual maturities and amortization reflect expected prepayment assumptions.  While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on some of the accounts will not adjust immediately to changes in other interest rates.

Therefore, the information in the table is calculated assuming that NOW, money market and savings deposits will reprice as follows: 45%, 48% and 18%, respectively, in the first three months, 4%, 7%, and 8%, respectively, in the next nine months, 17%, 24% and 32%, respectively, from one year to five years, and 34%, 21%, and 42%, respectively over five years (dollars in thousands):

	Time to Maturity or Repricing
	0 – 90	91 - 365	1 – 5	Over 5
	Days	Days	Years	Years	Total
Interest Earning Assets:
Interest earning deposits with banks	$145,184	$705	$1,365	$—	$147,254
Investment securities	113,264	331,523	1,536,822	900,789	2,882,398
Loans held for sale	45,550	—	—	—	45,550
Loans, including purchased credit-impaired loans	8,358,671	1,559,968	3,374,590	741,954	14,035,183
Total interest earning assets	$8,662,669	$1,892,196	$4,912,777	$1,642,743	$17,110,385
Interest Bearing Liabilities:
Money market, NOW, and interest bearing deposits	$2,331,497	$262,212	$1,010,726	$1,377,591	$4,982,026
Savings deposits	211,494	95,124	376,581	508,299	1,191,498
Certificates of deposit	468,778	996,626	862,351	771	2,328,526
Short-term borrowings	1,470,055	—	—	—	1,470,055
Long-term borrowings	8,925	23,145	312,989	4,622	349,681
Junior subordinated notes issued to capital trusts	121,118	—	—	—	121,118
Total interest bearing liabilities	$4,611,867	$1,377,107	$2,562,647	$1,891,283	$10,442,904
Cumulative rate sensitive assets (RSA)	$8,662,669	$10,554,865	$15,467,642	$17,110,385	$17,110,385
Cumulative rate sensitive liabilities (RSL)	4,611,867	5,988,974	8,551,621	10,442,904	10,442,904
Cumulative GAP (GAP=RSA-RSL)	4,050,802	4,565,891	6,916,021	6,667,481	6,667,481
RSA/Total assets	42.87%	52.23%	76.55%	84.68%	84.68%
RSL/Total assets	22.82	29.64	42.32	51.68	51.68
GAP/Total assets	20.05	22.60	34.23	33.00	33.00
GAP/RSA	46.76	43.26	44.71	38.97	38.97

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

Based on simulation modeling which assumes gradual changes in interest rates over a one-year period and no growth in balances of our interest earning assets and interest bearing liabilities at December 31, 2018 and 2017, we believe that our net interest income would change due to changes in interest rates as follows (dollars in thousands):

Gradual	Changes in Net Interest Income Over One Year Horizon
Changes in	At December 31, 2018		At December 31, 2017
Levels of	Dollar	Percentage	Dollar	Percentage
Interest Rates	Change	Change	Change	Change
+2.00%	$44,026	6.74%	$46,967	7.33%
+1.00%	22,646	3.47	25,565	3.99
-1.00%	(27,042)	(4.14)	(33,889)	(5.29)

In the interest rate sensitivity tables above, changes in net interest income between December 31, 2018 and December 31, 2017 reflect changes in the composition of interest earning assets and interest bearing liabilities, related interest rates, repricing frequencies, and the fixed or variable characteristics of the interest earning assets and interest bearing liabilities.  The changes in net interest income incorporate the impact of loan floors as well as shifts from low cost deposits to higher cost certificates of deposit in a rising rate environment.
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

December 31, 2018, 2017, and 2016

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework of 2013. Based on that assessment, management concluded that, as of December 31, 2018, the Company’s internal control over financial reporting was effective based on the criteria established in Internal Control—Integrated Framework.

RSM US LLP, an independent registered public accounting firm that audited the 2018 consolidated financial statements of the Company included in this Annual Report on 10-K, has audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2018. Their report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 is included in this Item under the heading “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”

/s/ Mitchell Feiger	/s/ Randall T. Conte
Mitchell Feiger	Randall T. Conte
President and	Vice President and
Chief Executive Officer	Chief Financial Officer

March 1, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of MB Financial, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited MB Financial, Inc. and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of MB Financial, Inc. and Subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes to the consolidated financial statements (collectively, the financial statements) of the Company and our report dated March 1, 2019 expressed an unqualified opinion.

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
March 1, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of MB Financial, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of MB Financial, Inc. and Subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 1, 2019 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Chicago, Illinois
March 1, 2019

FINANCIAL STATEMENTS

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2018 and 2017
(Amounts in thousands, except common share data)

	December 31, 2018	December 31, 2017
ASSETS
Cash and due from banks	$503,153	$397,880
Interest earning deposits with banks	147,254	181,341
Total cash and cash equivalents	650,407	579,221
Investment securities:
Securities available for sale, at fair value	1,855,682	1,408,326
Securities held to maturity, at amortized cost ($919,660 and $992,455 fair value at December 31, 2018 and 2017, respectively)	901,684	959,082
Marketable equity securities, at fair value	11,075	—
Non-marketable securities - FHLB and FRB stock	113,957	114,111
Total investment securities	2,882,398	2,481,519
Loans held for sale	45,550	548,578
Loans:
Total loans, excluding purchased credit impaired loans	13,951,082	13,846,318
Purchased credit impaired loans	84,101	119,744
Total loans	14,035,183	13,966,062
Less: Allowance for loan and lease losses	161,578	157,710
Net loans	13,873,605	13,808,352
Lease investment, net	487,776	409,051
Premises and equipment, net	270,614	286,690
Cash surrender value of life insurance	208,581	203,602
Goodwill	999,925	1,003,548
Other intangibles	46,914	54,766
Mortgage servicing rights, at fair value	284,898	276,279
Other real estate owned, net	9,182	9,736
Other real estate owned related to FDIC-assisted transactions	1,182	4,788
Other assets	445,994	420,810
Total assets	$20,207,026	$20,086,940
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$6,152,163	$6,381,512
Interest bearing	8,502,050	8,576,866
Total deposits	14,654,213	14,958,378
Short-term borrowings	1,470,055	861,039
Long-term borrowings	349,681	505,158
Junior subordinated notes issued to capital trusts	121,118	211,494
Accrued expenses and other liabilities	577,111	541,048
Total liabilities	17,172,178	17,077,117
STOCKHOLDERS’ EQUITY
Preferred stock, ($0.01 par value, authorized 10,000,000 shares at December 31, 2018 and 2017; Series A, 8% perpetual non-cumulative, none issued and outstanding at December 31, 2018 and 4,000,000 shares issued and outstanding at December 31, 2017, $25 liquidation value; Series C, 6% perpetual non-cumulative, 200,000 shares issued and outstanding at December 31, 2018 and 2017, $1,000 liquidation value)	194,719	309,999
Common stock, ($0.01 par value; authorized 120,000,000 shares at December 31, 2018 and 2017; issued 86,220,872 shares at December 31, 2018 and 85,801,702 shares at December 31, 2017)	862	858
Additional paid-in capital	1,708,319	1,691,007
Retained earnings	1,199,485	1,065,303
Accumulated other comprehensive (loss) income	(4,864)	3,584
Less: 1,944,358 and 1,883,810 shares of treasury stock, at cost, at December 31, 2018 and 2017, respectively	(63,673)	(60,928)
Total stockholders’ equity	3,034,848	3,009,823
Total liabilities and stockholders’ equity	$20,207,026	$20,086,940

     See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2018, 2017, and 2016
(Amounts in thousands, except share and per share data)

	2018	2017	2016
Interest income:
Loans:
Taxable	$659,993	$587,234	$467,877
Nontaxable	9,255	10,665	11,120
Investment securities:
Taxable	40,201	33,975	35,571
Nontaxable	37,776	39,218	42,022
Other interest earning accounts and Federal funds sold	2,381	1,354	587
Total interest income	749,606	672,446	557,177
Interest expense:
Deposits	75,270	40,685	25,579
Short-term borrowings	10,939	14,697	4,195
Long-term borrowings and junior subordinated notes	25,594	14,687	9,512
Total interest expense	111,803	70,069	39,286
Net interest income	637,803	602,377	517,891
Provision for credit losses	47,201	21,593	19,563
Net interest income after provision for credit losses	590,602	580,784	498,328
Non-interest income:
Mortgage banking revenue	63,515	109,224	151,716
Lease financing revenue, net	104,490	86,587	73,486
Treasury management fees	59,735	58,930	50,620
Wealth management fees	36,383	34,744	32,872
Card fees	21,654	18,596	16,071
Capital markets and international banking fees	12,333	15,708	13,332
Consumer and other deposit service fees	11,923	13,333	13,308
Brokerage fees	4,234	4,321	4,654
Loan service fees	8,748	8,317	7,457
Increase in cash surrender value of life insurance	4,979	5,421	4,075
Net (loss) gain on investment securities	(256)	562	447
Net loss on disposal of other assets	(796)	(2,323)	(794)
Other operating income	15,687	15,954	10,906
Total non-interest income	342,629	369,374	378,150
Non-interest expenses:
Salaries and employee benefits expense	427,560	419,179	400,501
Occupancy and equipment expense	65,445	62,556	57,130
Computer services and telecommunication expense	45,456	40,591	43,468
Advertising and marketing expense	13,420	12,235	11,971
Professional and legal expense	17,533	10,207	12,879
Other intangibles amortization expense	7,852	8,193	7,305
Branch exit and facilities impairment charges (recovery)	4,245	8,353	(2,709)
Net loss (gain) recognized on other real estate owned and other related expense	2,184	1,344	(1,599)
Loss on extinguishment of debt	11,898	—	—
Goodwill impairment loss	3,623	—	—
Other operating expenses	81,844	98,685	94,152
Total non-interest expenses	681,060	661,343	623,098
Income before income taxes	252,171	288,815	253,380
Income tax expense (benefit)	38,256	(15,225)	79,244
Net income	$213,915	$304,040	$174,136
Dividends on preferred shares	12,100	8,007	8,009
Return from preferred stockholders due to redemption	(15,280)	—	—
Net income available to common stockholders	$217,095	$296,033	$166,127

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - (Continued)
Years Ended December 31, 2018, 2017, and 2016
(Amounts in thousands, except share and per share data)

	2018	2017	2016
Common share data:
Basic earnings per common share	$2.58	$3.53	$2.16
Diluted earnings per common share	2.55	3.49	2.13
Weighted average common shares outstanding for basic earnings per common share	84,277,230	83,836,732	76,968,823
Diluted weighted average common shares outstanding for diluted earnings per common share	85,206,300	84,823,456	77,976,121

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2018, 2017, and 2016
(Amounts in thousands)

	2018	2017	2016

Net income	$213,915	$304,040	$174,136
Unrealized holding losses on investment securities, net of reclassification adjustments	(13,292)	(1,807)	(14,317)
Reclassification adjustment for amortization of unrealized gains on investment securities transferred to held to maturity from available for sale	606	(353)	(2,769)
Reclassification adjustments for losses (gains) included in net income	256	(562)	(447)
Other comprehensive loss, before tax	(12,430)	(2,722)	(17,533)
Income tax benefit related to items of other comprehensive loss	3,075	1,116	6,946
Other comprehensive loss, net of tax	(9,355)	(1,606)	(10,587)
Comprehensive income	$204,560	$302,434	$163,549

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2018, 2017, and 2016
(Amounts in thousands, except share and per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Noncontrolling Interest	Total Stock- holders’ Equity
Balance at December 31, 2015	$115,280	$756	$1,280,870	$731,812	$15,777	$(58,504)	$1,293	$2,087,284
Net income	—	—	—	174,136	—	—	151	174,287
Other comprehensive loss, net of tax	—	—	—	—	(10,587)	—	—	(10,587)
Issuance of common stock due to business combination	1,227	97	383,775	—	—	—	—	385,099
Conversion of Series B preferred stock into common stock	(935)	—	935	—	—	—	—	—
Cash dividends declared on preferred shares	—	—	—	(8,009)	—	—	—	(8,009)
Cash dividends declared on common shares ($0.74 per share)	—	—	—	(59,047)	—	—	—	(59,047)
Restricted common stock activity, net of tax	—	2	(2,171)	—	—	2,094	—	(75)
Stock option activity, net of tax	—	1	(164)	—	—	(157)	—	(320)
Repurchase of common shares in connection with employee benefit plans and held in trust for deferred compensation plan	—	—	(20)	—	—	(3,817)	—	(3,837)
Stock-based compensation expense	—	—	16,868	—	—	—	—	16,868
Additional investment in subsidiary	—	—	(1,267)	—	—	—	(1,069)	(2,336)
Distributions to noncontrolling interest	—	—	—	—	—	—	(118)	(118)
Balance at December 31, 2016	$115,572	$856	$1,678,826	$838,892	$5,190	$(60,384)	$257	$2,579,209

Net income	—	—	—	304,040	—	—	—	304,040
Other comprehensive loss, net of tax	—	—	—	—	(1,606)	—	—	(1,606)
Issuance of preferred stock, net of issuance costs	194,719	—	—	—	—	—	—	194,719
Conversion of Series B preferred stock into common stock	(292)	—	292	—	—	—	—	—
Cash dividends declared on preferred shares	—	—	—	(8,007)	—	—	—	(8,007)
Cash dividends declared on common shares ($0.82 per share)	—	—	—	(69,622)	—	—	—	(69,622)
Restricted common stock activity, net of tax	—	—	(6,820)	—	—	3,549	—	(3,271)
Stock option activity, net of tax	—	2	1,039	—	—	—	—	1,041
Repurchase of common shares in connection with employee benefit plans and held in trust for deferred compensation plan	—	—	764	—	—	(4,093)	—	(3,329)
Stock-based compensation expense	—	—	17,476	—	—	—	—	17,476
Additional investment in subsidiary	—	—	(570)	—	—	—	(257)	(827)
Balance at December 31, 2017	$309,999	$858	$1,691,007	$1,065,303	$3,584	$(60,928)	$—	$3,009,823

Cumulative effect of accounting changes	—	—	—	(1,204)	907	—	—	(297)
Net income	—	—	—	213,915	—	—	—	213,915
Other comprehensive loss, net of tax	—	—	—	—	(9,355)	—	—	(9,355)
Redemption of preferred stock	(115,280)	—	—	15,280	—	—	—	(100,000)
Cash dividends declared on preferred shares	—	—	—	(12,100)	—	—	—	(12,100)
Cash dividends declared on common shares ($0.96 per share)	—	—	—	(81,709)	—	—	—	(81,709)
Restricted common stock activity, net of tax	—	2	(3,924)	—	—	—	—	(3,922)
Stock option activity, net of tax	—	2	1,449	—	—	—	—	1,451
Repurchase of common shares in connection with employee benefit plans and held in trust for deferred compensation plan	—	—	1,060	—	—	(2,745)	—	(1,685)
Stock-based compensation expense	—	—	18,727	—	—	—	—	18,727
Balance at December 31, 2018	$194,719	$862	$1,708,319	$1,199,485	$(4,864)	$(63,673)	$—	$3,034,848

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2018, 2017, and 2016
(Amounts in Thousands)

	2018	2017	2016
Cash Flows From Operating Activities
Net income	$213,915	$304,040	$174,136
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment and leased equipment	114,252	96,154	75,013
Facilities impairment charges	4,245	8,353	(2,709)
Compensation expense for share-based payment plans	18,727	17,476	16,868
Loss (gain) on sales of premises and equipment and leased equipment	721	(765)	783
Amortization of other intangibles	7,852	8,193	7,305
Provision for credit losses	47,201	21,593	19,563
Deferred income tax expense (benefit)	30,321	(33,493)	45,917
Amortization of premiums and discounts on investment securities, net	33,214	39,332	47,042
Accretion of premiums and discounts on loans, net	(16,585)	(27,840)	(29,211)
Net loss (gain) on investment securities	256	(562)	(447)
Proceeds from sale of loans held for sale	2,511,756	5,010,415	6,687,670
Origination of loans held for sale	(2,110,088)	(4,829,690)	(6,630,361)
Net loss (gain) on sale of loans held for sale	11,137	15,834	(28,896)
Origination of mortgage servicing rights	(30,843)	(59,810)	(68,428)
Change in fair value and amortization/prepayments of mortgage servicing rights	22,385	22,407	3,666
Net loss (gain) on other real estate owned	1,274	920	(2,358)
Increase in cash surrender value of life insurance	(4,979)	(5,421)	(4,075)
Loss on extinguishment of debt	11,898	—	—
Goodwill impairment loss	3,623	—	—
Increase in other assets, net	(30,194)	(56,830)	(116,961)
Increase in other liabilities, net	2,111	43,654	57,112
Net cash provided by operating activities	842,199	573,960	251,629
Cash Flows From Investing Activities
Proceeds from sales of investment securities available for sale	2,610	8,804	28,024
Proceeds from maturities and calls of investment securities available for sale	387,702	357,210	336,357
Purchase of investment securities available for sale	(876,643)	(108,590)	(17,702)
Proceeds from maturities and calls of investment securities held to maturity	105,018	151,979	174,201
Purchase of investment securities held to maturity	(62,485)	(54,206)	(31,410)
Purchase of marketable equity securities	(442)	—	—
Proceeds from sales of marketable equity securities	178	—	—
Purchase of non-marketable securities - FHLB and FRB stock	(76,020)	(135,498)	(60,316)
Redemption of non-marketable securities - FHLB and FRB stock	76,174	164,663	47,273
Net increase in loans	(16,851)	(1,151,104)	(1,023,221)
Purchases in mortgage servicing rights	(161)	(865)	(5,087)
Purchases of premises and equipment and leased equipment	(179,052)	(188,762)	(191,922)
Proceeds from sales of premises and equipment and leased equipment	6,701	25,431	6,819
Capital improvements on other real estate owned	—	—	(96)
Proceeds from sale of other real estate owned	5,002	22,422	15,917
Proceeds from sale of other real estate owned related to FDIC-assisted transactions	3,515	3,216	8,968
Life insurance death benefit	—	2,764	—
Net cash paid in business acquisition	—	(3,780)	(9,010)
Purchase of additional investment in subsidiary from minority owners	—	(827)	(2,336)
Net payments for FDIC related covered assets	1,068	(713)	(4,113)
Net cash used in investing activities	(623,686)	(907,856)	(727,654)
Cash Flows From Financing Activities
Net (decrease) increase in deposits	(304,165)	847,930	215,906
Proceeds from short-term borrowings - FHLB advances	765,000	3,125,000	3,175,000
Principal paid on short-term borrowings - FHLB advances	(1,000,000)	(4,000,000)	(2,975,000)
Net increase (decrease) in short-term borrowings - other	484,016	(58,249)	15,246
Proceeds from long-term borrowings	477,065	532,497	267,359
Principal paid on long-term borrowings	(272,542)	(114,129)	(71,845)
Redemption of junior subordinated notes issued to capital trusts	(103,096)	—	—
Issuance of preferred stock, net of issuance costs	—	194,719	—
Redemption of preferred stock	(100,000)	—	—
Treasury stock transactions, net	(1,685)	(3,271)	(3,837)
Stock options exercised	4,063	2,504	1,410
Dividends paid on preferred stock	(14,100)	(8,007)	(8,009)
Dividends paid on common stock	(81,883)	(69,346)	(58,177)
Net cash (used in) provided by financing activities	(147,327)	449,648	558,053
Net increase in cash and cash equivalents	$71,186	$115,752	$82,028
Cash and cash equivalents:
Beginning of year	579,221	463,469	381,441
End of year	$650,407	$579,221	$463,469

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
Years Ended December 31, 2018, 2017, and 2016
(Amounts in Thousands)

	2018	2017	2016
Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest paid to depositors and other borrowed funds	$111,045	$67,899	$38,538
Income tax payments (refunds), net	787	(3,505)	14,188
Supplemental Schedule of Noncash Investing Activities:
Investment securities held to maturity purchased not settled	$—	$—	$(761)
Transfer of investment securities held to maturity to investment securities available for sale	2,610	—	—
Loans held for sale transferred to loans held for investment	83,400	29,508	—
Loans transferred to other real estate owned	5,260	6,686	4,945
Loans transferred to other real estate owned related to FDIC-assisted transactions	211	2,771	2,885
Loans transferred to repossessed vehicles	2,740	2,013	3,072
Operating leases rewritten as direct finance leases included as loans	3,829	1,680	910
Long-term borrowings transferred to short-term borrowings	360,000	225,000	300,000
Supplemental Schedule of Noncash Investing Activities From Acquisitions:
Noncash assets acquired:
Investment securities available for sale	$—	$—	$505,564
Non-marketable securities -FHLB and FRB stock	—	—	16,000
Loans	—	1,846	1,940,702
Premises and equipment	—	157	39,048
Cash surrender value of life insurance	—	—	59,917
Goodwill	—	2,510	275,968
Other intangibles	—	—	25,452
Other real estate owned	—	—	3,960
Other assets	—	(733)	32,141
Total noncash assets acquired	$—	$3,780	$2,898,752
Liabilities assumed:
Deposits	$—	$—	$2,389,327
Short-term borrowings	—	—	48,305
Long-term borrowings	—	—	16,000
Junior subordinated notes issued to capital trusts	—	—	28,075
Other liabilities	$—	$—	$22,966
Total liabilities assumed	$—	$—	$2,504,673

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Significant Accounting Policies

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

MB Financial Bank, our largest subsidiary, has two wholly owned subsidiaries with significant operating activities: MB Equipment Finance, LLC and MSA Holdings, LLC.

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

Cash and cash equivalents: For purposes of reporting cash flows, cash and cash equivalents includes cash on hand, amounts due from banks (including cash items in process of clearing), interest bearing deposits with banks, with original maturities of 90 days or less.

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

Loans held for sale: Mortgage loans originated and intended for sale in the secondary market are reflected at fair value as elected.  Changes in the fair value are recognized in mortgage banking revenue on the Company's Consolidated Statements of Operations.

Mortgage Loan Representation and Warranty Reserve: The Company originates and sells residential mortgage loans in the secondary market. When the Company sells mortgage loans, it makes customary representations and warranties to the purchasers about various characteristics of each loan, such as the ownership of the loan, the validity of the lien securing the loan, the nature and extent of underwriting standards applied and the types of documentation being provided. These representations and warranties are generally enforceable over the life of the loan. If a defect in the origination process is identified, the Company may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. If there are no such defects, the Company has no liability to the purchaser for losses it may incur on such loans. Representation and warranty reserves were $5.3 million and $7.0 million as of December 31, 2018 and 2017, respectively.

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

Loans and leases: Loans are stated at the amount of unpaid principal reduced by the allowance for loan and lease losses and unearned income.  Direct finance and leveraged leases are included as lease loans for financial statement purposes.  Direct finance leases are stated as the sum of remaining minimum lease payments from lessees plus estimated residual values less unearned lease income.  Leveraged leases are stated as the sum of remaining minimum lease payments from lessees (less nonrecourse debt payments) plus estimated residual values less unearned lease income.  On an annual basis, management reviews the lease residuals for potential impairment.  Unearned lease income on direct finance and leveraged leases is recognized over the lives of the leases using the level-yield method.

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

For impaired loans, accrual of interest is discontinued on a loan when management believes, after considering collection efforts and other factors, the borrower’s financial condition is such that collection of interest is doubtful.  Cash collections on impaired loans are generally credited to the loan balance, and no interest income is recognized on those loans until the principal balance has been determined to be collectible.  Loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.  Impaired loans include non-accrual loans and loans classified as troubled debt restructurings. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, based on the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.  The amount of impairment, if any and any subsequent changes are charged against the allowance for loan and lease losses.

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

Under our loan risk rating system, each loan, with the exception of those included in large groups of smaller-balance homogeneous consumer related loans, is risk rated between one and nine by the originating loan officer, Senior Credit Management, Loan Review or loan committee.  A loan rated "one" represents a loan least likely to default, while a loan rated "nine" represents a loss.  The probability of loans defaulting for each risk rating, sometimes referred to as default factors, are estimated based on the frequency with which loans migrate from one risk rating to another and to default status over time.  We use a loan loss reserve model that incorporates loan risk rating migrations and historical default data over a multi-year period to develop estimated default factors ("EDFs").  The model tracks annual loan rating migrations by loan type over the last 18 years and is adjusted to reflect average losses over an economic cycle. EDFs are updated annually in December.

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

•
Commercial real estate loans and construction loans:  Non-performing loans to total loans, Capacity Utilization: Total Industry (percent of capacity), and the Chicago Fed's National Financial Conditions Index.

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

Goodwill: The excess of the cost of an acquisition over the fair value of the net assets acquired, including core deposit and client relationship intangibles, consists of goodwill.  Under the provisions of ASC Topic 350, goodwill is subject to at least annual assessments for impairment by applying a fair value based test.  The Company reviews goodwill and other intangible assets to determine potential impairment annually, or more frequently if events and circumstances indicate that the asset might be impaired, by comparing the carrying value of the asset with the anticipated future cash flows. The Company's annual assessment is done as of December 31 at the reporting unit level. The Company currently has three reporting units: Banking, Leasing and Mortgage Banking. On April 12, 2018, the Company announced the discontinuation of its national mortgage origination business, which includes substantially all originations outside of the Company's consumer banking footprint in the Chicagoland area. As a result, the Company recorded an impairment loss in the amount of $3.6 million within the Mortgage Banking segment in the year ended December 31, 2018.

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

FDIC indemnification asset: As part of the Heritage Community Bank ("Heritage"), Benchmark Bank ("Benchmark"), Broadway Bank ("Broadway"), and New Century Bank ("New Century") FDIC-assisted transactions, MB Financial Bank entered into loss-share agreements with the FDIC. These agreements cover realized losses on loans and foreclosed real estate for specified periods. See Note 5 below for more information on these agreements, including the duration of MB Financial Bank’s loss-share coverage. These loss-share assets are measured separately from the loan portfolios because they are not contractually embedded in the loans and are not transferable with the loans should MB Financial Bank choose to dispose of them. Fair values at the acquisition dates were estimated based on projected cash flows available for loss-share based on the credit adjustments estimated for each loan pool and the loss-share percentages.  The loss-share assets are also separately measured from the related loans and foreclosed real estate and recorded within other assets on the balance sheet.  The corresponding accretion is recorded in other income on the statement of operations.  Although these assets are contractual receivables from the FDIC, there are no contractual interest rates. Subsequent to December 31, 2018, the Company exited the loss-share agreements with the FDIC. See Note 25. Subsequent Event for further details.

Preferred stock: Preferred stock issued in connection with the Taylor Capital Group, Inc. and American Chartered Bancorp, Inc. mergers was initially recorded at fair value. Preferred stock issued through an underwritten public offering was recorded at the liquidation preference less underwriting discounts and other allowable costs.  Preferred dividends declared are deducted from net income for computing net income available to common stockholders and earnings per common share computations.

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

Transfers of financial assets: Transfers of financial assets are accounted for as sales when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of the right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Sale of maintenance contracts: LaSalle Solutions, a division of MB Equipment Finance, LLC, sells third party maintenance contracts to customers.  The maintenance is serviced by third party providers.  Revenues are recorded net of cost of sales, as LaSalle Solutions is viewed as an agent under ASC Topic 606 - Revenue Recognition, accepting minimal credit risk, maintaining no obligation to perform maintenance under the contracts and having no control over selection of the maintenance supplier.

Asset management and trust assets: Assets of the asset management and trust department, other than trust cash on deposit at MB Financial Bank, are not included in these consolidated financial statements because they are not assets of the bank.

Stock-based compensation: The Company accounts for its equity awards in accordance with ASC Topic 718 - Stock-Based Compensation.  ASC Topic 718 requires companies to recognize compensation expense related to equity awards in their statement of operations.  See Note 19 below for more information.

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

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share (amounts in thousands, except common share data):

	Years Ended December 31,
	2018	2017	2016
Distributed earnings allocated to common stock	$81,709	$69,622	$59,047
Undistributed earnings	132,206	234,418	115,089
Net income	213,915	304,040	174,136
Less: preferred stock dividends	12,100	8,007	8,009
Plus: return from preferred stockholders due to redemption	15,280	—	—
Net income available to common stockholders for basic earnings per common share	217,095	296,033	166,127
Plus: preferred stock dividends on convertible preferred stock	—	7	9
Less: earnings and dividends allocated to participating securities	7	7	7
Earnings allocated to common stockholders for diluted earnings per common share	$217,088	$296,033	$166,129
Weighted average shares outstanding for basic earnings per common share	84,277,230	83,836,732	76,968,823
Dilutive effect of:
Stock options	471,954	567,855	435,976
Restricted shares and units	457,116	413,719	564,418
Convertible preferred stock	—	5,150	6,904
Total dilutive effect of equity awards and convertible preferred stock	929,070	986,724	1,007,298
Weighted average shares outstanding for diluted earnings per common share	85,206,300	84,823,456	77,976,121
Basic earnings per common share	$2.58	$3.53	$2.16
Diluted earnings per common share	2.55	3.49	2.13

Comprehensive income: Comprehensive income consists of net income and other comprehensive income.  Other comprehensive income includes unrealized gains and losses on securities available-for-sale, net of deferred taxes, which are reported as a separate component of stockholders’ equity on the consolidated balance sheet.

Segment Reporting: An operating segment is a component of an entity that: (i) engages in business activities from which it may earn revenues and incur expenses; (ii) has operating results that are reviewed regularly by the entity’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance; and (iii) has discrete financial information available. As of December 31, 2018, the Company had three reportable operating segments: Banking, Leasing and Mortgage Banking.

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

ASC Topic 842 "Leases." New authoritative accounting guidance under ASC Topic 842 "Leases" amended prior guidance to require lessees to recognize the assets and liabilities arising from all leases on the balance sheet. The new authoritative guidance defines a lease as a contract, or part of a contract, that conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. In addition, the qualifications for a sale and leaseback transaction have been amended. The new authoritative guidance also requires qualitative and quantitative disclosures by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The new authoritative guidance is effective for reporting periods after January 1, 2019. In July 2018, the Financial Accounting Standards Board issued new authoritative guidance to provide an additional transition method that allows entities to not apply this new guidance in the comparative periods presented in the financial statements and instead recognize a cumulative effect adjustment to the beginning retained earnings at the date of application. In December 2018, the Financial Accounting Standards Board issued new authoritative guidance requiring lessors to account for sales tax as a lessee cost and certain lessor costs excluded from the consideration of a contract that are reimbursed by the lessee as revenue. The Company expects an increase in assets and liabilities of approximately $28.9 million and $27.4 million, respectively, as a result of recording additional lease contracts where the Company is lessee and expects to adopt the new guidance prospectively as of January 1, 2019 and to not restate comparative periods.

ASC Topic 815 "Derivatives and Hedging." New authoritative accounting guidance under ASC Topic 815 "Derivatives and Hedging" amended prior guidance to better align an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The new authoritative guidance expands and refines hedge accounting for both nonfinancial and financial risk components. The new authoritative guidance is effective for reporting periods after January 1, 2019. In October 2018, the Financial Accounting Standards Board issued new authoritative guidance to permit the use of the Overnight Index Swap rate based on Secured Overnight Financing Rate as a U.S. benchmark interest rate for hedge accounting purposes. This new authoritative guidance is not expected to have a significant impact on the Company's statements of operations or financial condition.

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

ASC Topic 326 "Financial Instruments - Credit Losses." New authoritative accounting guidance under ASC Topic 326 "Financial Instruments - Credit Losses" amended the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information for credit loss estimates. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The new authoritative guidance also requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected (net of the allowance for credit losses). In addition, the credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses rather than a write-down. The new authoritative guidance will be effective for reporting periods after January 1, 2020. Due to the significant differences in the new authoritative guidance from existing GAAP, the implementation of this guidance may result in material changes in our accounting for credit losses on financial instruments and will be impacted by the Company's loan and securities portfolios' composition, attributes, and quality in addition to prevailing economic conditions and forecasts at the time of adoption. As part of the Company's evaluation process, it had established a steering committee and working group, including individuals from various functional areas, to assess processes and related controls, portfolio segmentation, model development, system requirements, and needed resources, however, due to the pending merger of the Company with a subsidiary of Fifth Third Bancorp, after which the Company will become a subsidiary of Fifth Third Bancorp, the Company has changed its evaluation process to incorporate the transition of the Company's consolidated assets to Fifth Third Bancorp's consolidated assets.

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

ASC Topic 310 "Receivables - Nonrefundable Fees and Other Costs." New authoritative accounting guidance under ASC Topic 310 "Receivables - Nonrefundable Fees and Other Costs" amends prior guidance by shortening the amortization period for certain callable debt securities held at a premium requiring the premium to be amortized to the earliest call date. The new authoritative guidance is effective for reporting periods after January 1, 2019. This new authoritative guidance will not have a significant impact on the Company's statements of operations or financial condition.

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

ASC Topic 808 "Collaborative Arrangements." New authoritative accounting guidance under ASC Topic 808 "Collaborative Arrangements" amends prior guidance by clarifying whether certain transactions between collaborative arrangement participants should be accounted for with revenue under ASC Topic 606 "Revenue from Contracts with Customers" and provides more comparability in the presentation of revenue for certain transactions between collaborative arrangement participants. The new authoritative guidance will be effective for reporting periods after January 1, 2020 with early adoption permitted. The Company is evaluating the new guidance and its impact on the Company's statements of operations and financial condition.

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

Card fees. Card fees include debit and credit card interchange fees, merchant acquiring card sponsorship fees, and ATM fees. For debit and credit card and merchant acquiring card sponsorship transactions, the Company considers the merchant as the customer for interchange revenue with the performance obligation being satisfied when the cardholder purchases goods or services from the merchant. Interchange revenue is recognized as the services are provided. The Company's performance obligation for ATM fees is satisfied when services are provided, and the fees are recognized at that time. Payment is typically received immediately or in the following month.

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

The Company also adopted the new authoritative accounting guidance under ASC Topic 825 "Financial Instruments" and ASC Topic 220 "Income Statement - Reporting Comprehensive Income" on January 1, 2018. The Company recognized a cumulative effect increase to the beginning retained earnings and accumulated other comprehensive income totaling $386 thousand under ASC Topic 825 representing the fair value adjustment to equity securities at the date of initial application. In addition, the Company reclassified $729 thousand from accumulated other comprehensive loss to retained earnings for the stranded tax effects resulting from enactment of the Tax Cuts and Jobs Act at the date of initial application of the new guidance under ASC Topic 220.

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

During 2017, the fair value estimates of loans increased by $1.8 million compared to previously reported balances at December 31, 2016, which decreased the deferred tax asset by $733 thousand and goodwill by $1.1 million as of December 31, 2017. The accretable discount for the non-purchased credit-impaired loans was $20.7 million as of the date of the acquisition. The non-accretable and accretable discount for the purchased credit-impaired loans was $18.4 million and $5.3 million, respectively, as of the date of the acquisition.

The Company incurred costs of $2.0 million directly related to the consummation of the American Chartered Merger for the year ended December 31, 2016, which is recorded in professional and legal fees on the statement of operations. The data processing systems were converted in September 2016.

The following table provides the unaudited pro forma information for the results of operations for the year ended December 31, 2016, as if the acquisition had occurred January 1, 2015. The pro forma results combine the historical results of American Chartered into the Company's consolidated statement of operations including the impact of certain acquisition accounting adjustments including loan discount accretion, investment securities discount accretion, intangible assets amortization, deposit premium accretion and borrowing discount amortization. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2015. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, provision for credit losses, expense efficiencies or asset dispositions. The merger related expenses that have been recognized are included in net income in the table below.

Year Ended December 31,
2016
(in thousands)
Total revenues (net interest income plus non-interest income)	$975,188
Net income	197,046

Revenues and earnings of the acquired company since the acquisition date have not been disclosed as it is not practicable as American Chartered was merged into the Company and separate financial information is not readily available.

Note 3.	Restrictions on Cash and Due From Banks

MB Financial Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits.  The total of those required reserve balances was approximately $205.0 million and $210.0 million at December 31, 2018 and 2017, respectively.

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

Amortized cost and fair value of investment securities, excluding marketable equity securities and non-marketable FHLB and FRB stock, were as follows as of the dates indicated (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018
Available for Sale
U.S. Treasury securities	$75,139	$2	$—	$75,141
U.S. Government sponsored agencies and enterprises	5,076	—	(52)	5,024
States and political subdivisions	332,048	9,850	(421)	341,477
Residential mortgage-backed securities	1,414,335	3,888	(15,770)	1,402,453
Commercial mortgage-backed securities	31,572	80	(65)	31,587
Total Available for Sale	1,858,170	13,820	(16,308)	1,855,682
Held to Maturity
States and political subdivisions	887,028	18,896	(1,079)	904,845
Residential mortgage-backed securities	14,656	159	—	14,815
Total Held to Maturity	901,684	19,055	(1,079)	919,660
Total	$2,759,854	$32,875	$(17,387)	$2,775,342
December 31, 2017
Available for Sale
U.S. Government sponsored agencies and enterprises	$23,013	$3	$(9)	$23,007
States and political subdivisions	363,813	15,998	(486)	379,325
Residential mortgage-backed securities	861,594	3,035	(11,930)	852,699
Commercial mortgage-backed securities	71,554	612	(131)	72,035
Corporate bonds	70,155	84	(42)	70,197
Equity securities (1)	11,236	—	(173)	11,063
Total Available for Sale	1,401,365	19,732	(12,771)	1,408,326
Held to Maturity
States and political subdivisions	878,400	32,559	(447)	910,512
Residential mortgage-backed securities	80,682	1,261	—	81,943
Total Held to Maturity	959,082	33,820	(447)	992,455
Total	$2,360,447	$53,552	$(13,218)	$2,400,781

(1)	Reflected in marketable equity securities on the consolidated balance sheet following the adoption of the new guidance under ASC Topic 825 "Financial Instruments" on January 1, 2018.

The increase in investment securities was principally due to investments in residential mortgage-backed securities in the year ended December 31, 2018. The Company has no direct exposure to the State of Illinois, but approximately 20% of the state and political subdivisions portfolio consists of securities issued by municipalities located in Illinois as of December 31, 2018. Approximately 95% of such securities were general obligation issues, and 26% were insured or had another form of credit enhancement as of December 31, 2018.

Unrealized losses on investment securities by length of time in a continuous unrealized loss position and the fair value of the related securities at December 31, 2018 were as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for Sale
U.S. Government sponsored agencies and enterprises	$—	$—	$5,024	$(52)	$5,024	$(52)
States and political subdivisions	6,725	(13)	23,328	(408)	30,053	(421)
Residential mortgage-backed securities	465,935	(2,605)	517,954	(13,165)	983,889	(15,770)
Commercial mortgage-backed securities	11,885	(28)	11,641	(37)	23,526	(65)
Total Available for Sale	484,545	(2,646)	557,947	(13,662)	1,042,492	(16,308)
Held to Maturity
States and political subdivisions	70,076	(475)	26,333	(604)	96,409	(1,079)
Total	$554,621	$(3,121)	$584,280	$(14,266)	$1,138,901	$(17,387)

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

The total number of security positions in the investment portfolio in an unrealized loss position at December 31, 2018 was 571 compared to 471 at December 31, 2017.  The increase in the total number of security positions in a continuous unrealized loss position and the increase in the unrealized losses from December 31, 2017 to December 31, 2018 was due to the increases in market interest rates. Changes in market interest rates can significantly influence the fair value of securities, and the fair value of our municipal securities portfolio would decline substantially if interest rates increase materially.

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

As of December 31, 2018, management did not have the intent to sell any of the securities in the table above and believed that it was more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of December 31, 2018, management believes the impairments detailed in the table above are temporary.

Net gains (losses) recognized on investment securities were as follows (in thousands):

	For the Years Ended December 31,
	2018	2017	2016
Realized gains	$424	$617	$614
Realized losses	(680)	(55)	(167)
Net (losses) gains	$(256)	$562	$447

The amortized cost and fair value of investment securities as of December 31, 2018 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following maturity summary.

	Amortized	Fair
(In thousands)	Cost	Value
Available for sale:
Due in one year or less	$44,341	$44,613
Due after one year through five years	200,973	204,252
Due after five years through ten years	35,048	35,394
Due after ten years	131,901	137,383
Residential and commercial mortgage-backed securities	1,445,907	1,434,040
Total Available for Sale	1,858,170	1,855,682
Held to maturity:
Due in one year or less	58,826	59,042
Due after one year through five years	153,790	158,329
Due after five years through ten years	242,049	248,276
Due after ten years	432,363	439,198
Residential mortgage-backed securities	14,656	14,815
Total Held to Maturity	901,684	919,660
Total	$2,759,854	$2,775,342

Investment securities with carrying amounts of $795.5 million and $726.1 million at December 31, 2018 and 2017, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law, while only $694.6 million and $625.2 million were required to be pledged at December 31, 2018 and 2017, respectively.

Investment securities held to maturity with a carrying amount of $2.6 million were transferred to the available for sale portfolio and subsequently sold during the first quarter of 2018. These investment securities were obligations of states and political subdivisions that were downgraded and no longer met our credit criteria.

Note 5.	Loans

Loans consist of the following at (in thousands):

	December 31,
	2018	2017
Commercial	$5,169,763	$4,786,180
Commercial collateralized by assignment of lease payments	2,084,170	2,113,135
Commercial real estate	3,720,255	4,147,529
Residential real estate	1,397,598	1,432,458
Construction real estate	506,837	406,849
Indirect vehicle	817,108	667,928
Home equity	172,890	219,098
Other consumer	82,461	73,141
Gross loans, excluding purchased credit-impaired loans	13,951,082	13,846,318
Purchased credit-impaired loans	84,101	119,744
Total loans	$14,035,183	$13,966,062

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

Commercial Real Estate Loans. Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans. These loans are viewed primarily as property income based loans and the repayment of these loans is largely dependent on the successful operation of the property, which also serves as collateral for the loan. In addition, $1.2 billion and $1.3 billion of commercial real estate loans at December 31, 2018 and 2017, respectively, were secured by owner-occupied properties where the primary source of repayment is the cash flow from the ongoing operations and activities conducted by the owner of the property. Loan performance may be adversely affected by factors impacting the general economy or conditions specific to the real estate market such as geographic location and/or property type.

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

Loans to executive officers and directors. Loans outstanding to executive officers and directors of the Company and MB Financial Bank, including companies in which they have management control or controlling beneficial ownership, at December 31, 2018 and 2017, were approximately $40.7 million and $39.5 million, respectively. Total advances on loans outstanding to executive officers and directors, including companies in which they have management control or controlling beneficial ownership, were $16.5 million, and total repayments were $15.4 million during the year ended December 31, 2018. In the opinion of management, these loans have similar terms to other customer loans and do not present more than normal risk of collection.

Pledged loans. A collateral pledge agreement exists whereby at all times, the Company must keep on hand, free of all other pledges, liens, and encumbrances, loans with unpaid principal balances aggregating no less than 160% for qualifying first mortgage loans, 170% for home equity loans, 157% for qualifying commercial real estate loan, and 106% for loans held for sale, of the outstanding advances from the Federal Home Loan Bank.  As of December 31, 2018 and 2017, the Company had $3.8 billion and $4.7 billion, respectively, of loans pledged as collateral for Federal Home Loan Bank advances and third party letters of credit, while only $3.2 billion and $3.1 billion were required to be pledged at December 31, 2018 and 2017, respectively.  The Company also has a collateral pledge agreement with the Federal Reserve Bank. As of December 31, 2018 and 2017, the Company had $771.8 million and $902.2 million, respectively, of loans pledged as collateral at the Federal Reserve Bank for the discount window as a backup liquidity funding source.

The following table presents the contractual aging of the recorded investment in past due loans by class of loans as of December 31, 2018 and 2017 (in thousands):

	Current	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Total
December 31, 2018
Commercial	$5,160,023	$474	$—	$9,266	$9,740	$5,169,763
Commercial collateralized by assignment of lease payments	2,034,344	40,487	6,729	2,610	49,826	2,084,170
Commercial real estate:
Health care	617,428	—	—	—	—	617,428
Industrial	834,983	—	—	2,814	2,814	837,797
Multifamily	514,234	1,925	—	—	1,925	516,159
Retail	461,063	—	—	1,232	1,232	462,295
Office	432,977	—	—	120	120	433,097
Other	846,361	897	278	5,943	7,118	853,479
Residential real estate	1,373,677	7,155	2,103	14,663	23,921	1,397,598
Construction real estate	504,975	1,862	—	—	1,862	506,837
Indirect vehicle	807,514	6,903	1,773	918	9,594	817,108
Home equity	169,801	990	179	1,920	3,089	172,890
Other consumer	82,147	134	150	30	314	82,461
Gross loans, excluding purchased credit-impaired loans	13,839,527	60,827	11,212	39,516	111,555	13,951,082
Purchased credit-impaired loans	45,710	7,463	3,988	26,940	38,391	84,101
Total loans	$13,885,237	$68,290	$15,200	$66,456	$149,946	$14,035,183
Non-performing loan aging	$27,672	$2,121	$1,062	$39,516	$42,699	$70,371
December 31, 2017
Commercial	$4,769,244	$1,702	$6,926	$8,308	$16,936	$4,786,180
Commercial collateralized by assignment of lease payments	2,099,246	11,320	1,878	691	13,889	2,113,135
Commercial real estate:
Health care	710,722	—	—	—	—	710,722
Industrial	908,394	—	—	755	755	909,149
Multifamily	601,844	688	—	732	1,420	603,264
Retail	503,224	—	—	474	474	503,698
Office	453,960	—	956	1,454	2,410	456,370
Other	956,181	7,035	76	1,034	8,145	964,326
Residential real estate	1,410,473	12,359	1,907	7,719	21,985	1,432,458
Construction real estate	404,595	2,254	—	—	2,254	406,849
Indirect vehicle	661,028	4,905	1,083	912	6,900	667,928
Home equity	210,831	3,161	1,073	4,033	8,267	219,098
Other consumer	72,846	202	36	57	295	73,141
Gross loans, excluding purchased credit-impaired loans	13,762,588	43,626	13,935	26,169	83,730	13,846,318
Purchased credit-impaired loans	63,937	8,749	3,997	43,061	55,807	119,744
Total loans	$13,826,525	$52,375	$17,932	$69,230	$139,537	$13,966,062
Non-performing loan aging	$36,879	$8,799	$4,961	$26,169	$39,929	$76,808

The following table presents the recorded investment in non-accrual loans and loans past due ninety days or more and still accruing by class of loans, excluding purchased credit-impaired loans, as of December 31, 2018 and 2017 (in thousands):

	2018		2017
		Loans past due		Loans past due
	Non-accrual	90 days or more and still accruing	Non-accrual	90 days or more and still accruing
Commercial	$16,509	$—	$14,001	$3,500
Commercial collateralized by assignment of lease payments	1,551	2,398	490	531
Commercial real estate:
Health care	—	—	—	—
Industrial	2,814	—	8,807	—
Multifamily	33	—	860	—
Office	416	—	2,772	—
Retail	1,232	—	590	—
Other	6,710	—	8,016	190
Residential real estate	21,829	327	18,374	1,210
Construction real estate	—	—	—	—
Indirect vehicle	4,176	—	3,019	81
Home equity	12,341	—	14,305	—
Other consumer	5	30	4	58
Total	$67,616	$2,755	$71,238	$5,570

The reduction in interest income associated with loans on non-accrual status was approximately $3.2 million, $2.1 million, and $3.0 million for the years ended December 31, 2018, 2017, and 2016, respectively.

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

Loans not rated are included in groups of homogeneous loans with similar risk and loss characteristics and are not included in the table below. The following tables present the risk category of loans by class of loans based on the most recent analysis performed, excluding purchased credit-impaired loans, as of December 31, 2018 and 2017 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2018
Commercial	$4,785,792	$194,314	$189,657	$—	$5,169,763
Commercial collateralized by assignment of lease payments	2,055,391	22,768	6,011	—	2,084,170
Commercial real estate:
Health care	462,399	48,711	106,318	—	617,428
Industrial	799,673	23,834	14,290	—	837,797
Multifamily	509,270	1,242	5,647	—	516,159
Retail	436,923	9,939	15,433	—	462,295
Office	410,122	3,119	19,856	—	433,097
Other	753,334	46,337	53,808	—	853,479
Construction real estate	504,246	2,247	344	—	506,837
Total	$10,717,150	$352,511	$411,364	$—	$11,481,025
December 31, 2017
Commercial	$4,535,111	$147,232	$103,837	$—	$4,786,180
Commercial collateralized by assignment of lease payments	2,095,668	7,527	9,940	—	2,113,135
Commercial real estate:
Health care	640,751	33,672	36,299	—	710,722
Industrial	885,524	12,411	11,214	—	909,149
Multifamily	595,818	146	7,300	—	603,264
Retail	492,830	8,326	2,542	—	503,698
Office	452,902	696	2,772	—	456,370
Other	891,703	37,682	34,941	—	964,326
Construction real estate	406,849	—	—	—	406,849
Total	$10,997,156	$247,692	$208,845	$—	$11,453,693

Approximately $29.3 million and $35.6 million of the substandard and doubtful loans were non-performing as of December 31, 2018 and 2017, respectively.

For residential real estate, home equity, indirect vehicle and other consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in those loan classes based on payment activity, excluding purchased credit-impaired loans, as of December 31, 2018 and 2017 (in thousands):

	Performing	Non-performing	Total
December 31, 2018
Residential real estate	$1,375,442	$22,156	$1,397,598
Indirect vehicle	812,932	4,176	817,108
Home equity	160,549	12,341	172,890
Other consumer	82,426	35	82,461
Total	$2,431,349	$38,708	$2,470,057
December 31, 2017
Residential real estate	$1,412,874	$19,584	$1,432,458
Indirect vehicle	664,828	3,100	667,928
Home equity	204,793	14,305	219,098
Other consumer	73,079	62	73,141
Total	$2,355,574	$37,051	$2,392,625

The recorded investment in residential mortgage loans secured by residential real estate properties (including purchased credit-impaired loans) for which foreclosure proceedings are in process totaled $58.8 million and $43.6 million at December 31, 2018 and 2017, respectively.

The following tables present loans individually evaluated for impairment by class of loans, excluding purchased credit-impaired loans, as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018
	Unpaid Principal Balance	Recorded Investment	Partial Charge-offs	Allowance for Loan and Lease Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$7,508	$4,729	$2,779	$—	$9,971	$222
Commercial collateralized by assignment of lease payments	—	—	—	—	—	—
Commercial real estate:
Health care	—	—	—	—	—	—
Industrial	3,429	2,814	615	—	1,760	—
Multifamily	—	—	—	—	—	—
Retail	—	—	—	—	—	—
Office	—	—	—	—	—	—
Other	—	—	—	—	820	52
Residential real estate	3,793	3,755	38	—	2,995	—
Construction real estate	—	—	—	—	—	—
Indirect vehicle	695	395	300	—	692	41
Home equity	161	161	—	—	60	—
Other consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial	32,078	10,576	21,502	1,612	12,993	256
Commercial collateralized by assignment of lease payments	—	—	—	—	83	—
Commercial real estate:
Health care	—	—	—	—	267	28
Industrial	—	—	—	—	1,590	8
Multifamily	—	—	—	—	—	—
Retail	—	—	—	—	—	—
Office	—	—	—	—	—	—
Other	4,766	4,766	—	413	3,502	124
Residential real estate	18,966	17,159	1,807	1,454	18,158	32
Construction real estate	—	—	—	—	—	—
Indirect vehicle	—	—	—	—	—	—
Home equity	28,897	26,150	2,747	1,392	28,008	47
Other consumer	—	—	—	—	—	—
Total	$100,293	$70,505	$29,788	$4,871	$80,899	$810

	December 31, 2017
	Unpaid Principal Balance	Recorded Investment	Partial Charge-offs	Allowance for Loan and Lease Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$8,312	$7,771	$541	$—	$5,595	$95
Commercial collateralized by assignment of lease payments	—	—	—	—	301	—
Commercial real estate:
Health care	—	—	—	—	—	—
Industrial	—	—	—	—	1,260	8
Multifamily	—	—	—	—	1,261	29
Retail	—	—	—	—	814	27
Office	527	527	—	—	1,426	18
Other	10,597	10,597	—	—	2,312	128
Residential real estate	1,950	1,912	38	—	483	—
Construction real estate	—	—	—	—	—	—
Indirect vehicle	408	202	206	—	411	26
Home equity	81	81	—	—	376	—
Other consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial	7,418	7,418	—	2,315	7,668	277
Commercial collateralized by assignment of lease payments	—	—	—	—	126	14
Commercial real estate:
Health care	—	—	—	—	—	—
Industrial	8,339	8,317	22	2,669	3,215	171
Multifamily	568	568	—	320	426	—
Retail	—	—	—	—	1,345	28
Office	2,293	2,277	16	752	636	4
Other	—	—	—	—	29	—
Residential real estate	21,380	19,014	2,366	2,158	17,616	25
Construction real estate	—	—	—	—	—	—
Indirect vehicle	—	—	—	—	—	—
Home equity	30,762	28,286	2,476	2,200	27,982	54
Other consumer	—	—	—	—	—	—
Total	$92,635	$86,970	$5,665	$10,414	$73,282	$904

Average impaired loans for the years ended December 31, 2018, 2017 and 2016 were $80.9 million, $73.3 million and $87.6 million, respectively.  Interest income recognized on impaired loans was $810 thousand, $904 thousand and $52 thousand for the years ended December 31, 2018, 2017 and 2016, respectively.

Impaired loans as of December 31, 2018 and 2017 included accruing restructured loans of $22.8 million and $28.6 million, respectively, that have been modified and were performing in accordance with their modified terms as of those dates.  In addition, impaired loans as of December 31, 2018 and 2017 included non-performing restructured loans of $22.0 million and $30.8 million, respectively.

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

The following table presents loans that were restructured during the year ended December 31, 2018 (dollars in thousands):

	December 31, 2018
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Charge-offs and Specific Reserves
Performing:
Commercial	2	$69	$69	$—
Commercial real estate:
Residential real estate	2	220	220	21
Home equity	2	128	128	7
Total	6	$417	$417	$28
Non-Performing:
Commercial	1	$750	$750	$—
Commercial real estate:
Residential real estate	21	3,525	3,525	1,216
Indirect vehicle	45	290	290	171
Home equity	7	606	606	233
Total	74	$5,171	$5,171	$1,620

The following table presents loans that were restructured during the year ended December 31, 2017 (dollars in thousands):

	December 31, 2017
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Charge-offs and Specific Reserves
Performing:
Commercial	5	$2,491	$2,491	$373
Commercial real estate:
Industrial	3	3,174	3,174	—
Retail	2	337	337	—
Office	1	548	548	—
Other	4	4,171	4,171	—
Residential real estate	10	1,744	1,744	230
Home equity	5	122	122	9
Total	30	$12,587	$12,587	$612
Non-Performing:
Commercial	6	$1,363	$1,363	$—
Commercial real estate:
Multifamily	3	290	290	—
Retail	1	906	906	—
Other	1	554	554	—
Residential real estate	35	6,428	6,428	1,733
Indirect vehicle	40	277	277	150
Home equity	5	842	842	76
Total	91	$10,660	$10,660	$1,959

Of the troubled debt restructurings entered into during the year ended December 31, 2018, none subsequently defaulted during the year.  Performing troubled debt restructurings are considered to have defaulted when they become 90 days or more past due post-restructuring or are placed on non-accrual status.

The following tables present the troubled debt restructurings activity during the year ended December 31, 2018 (dollars in thousands):

	Performing	Non-performing
Beginning balance	$28,554	$30,836
Additions	417	5,171
Charge-offs	—	(3,369)
Principal payments, net	(8,382)	(8,238)
Removals	(77)	(168)
Transfer to other real estate owned	—	—
Transfers in	3,754	1,473
Transfers out	(1,473)	(3,754)
Ending balance	$22,793	$21,951

Loans removed from troubled debt restructuring status are those that were restructured in a previous calendar year at a market rate of interest and have performed in compliance with the modified terms.

The following table presents the type of modification for loans that have been restructured and the post-modification recorded investment during the year ended December 31, 2018 (dollars in thousands):

	December 31, 2018
	Extended Maturity, Extended Amortization and Reduction of Interest Rate	Extended Maturity and/or Amortization	Extended Maturity, Extended Amortization, and Delay in Payments	Delay in Payments and/or Reduction of Interest Rate	Total
Commercial	$—	$750	$69	$—	$819
Residential real estate	2,472	862	—	411	3,745
Indirect vehicle	—	—	—	290	290
Home equity	293	441	—	—	734
Total	$2,765	$2,053	$69	$701	$5,588

Activity in the allowance for loan and lease losses was as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Balance at beginning of year	$159,408	$141,842	$131,508
Provision for credit losses	47,201	21,593	19,563
Charge-offs:
Commercial	30,173	2,323	2,126
Commercial collateralized by assignment of lease payments	7,997	3,397	6,740
Commercial real estate	6,396	1,466	2,851
Residential real estate	1,100	932	1,356
Construction real estate	—	—	593
Indirect vehicle	7,656	5,433	3,505
Home equity	1,299	1,314	1,662
Other consumer	1,321	1,707	1,778
Total charge-offs	55,942	16,572	20,611
Recoveries:
Commercial	2,222	3,806	2,434
Commercial collateralized by assignment of lease payments	1,275	775	550
Commercial real estate	1,956	2,817	3,729
Residential real estate	778	724	1,210
Construction real estate	695	774	142
Indirect vehicle	3,124	2,282	1,837
Home equity	817	778	756
Other consumer	522	589	724
Total recoveries	11,389	12,545	11,382
Net charge-offs	44,553	4,027	9,229
Allowance for credit losses	162,056	159,408	141,842
Allowance for unfunded credit commitments	(478)	(1,698)	(2,476)
Balance at December 31,	$161,578	$157,710	$139,366

The following table presents the activity in the allowance for credit losses, balance in allowance for credit losses and recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2018 and 2017 (in thousands):

	Commercial	Commercial collateralized by assignment of lease payments	Commercial real estate	Residential real estate	Construction real estate	Indirect vehicle	Home equity	Other Consumer	Unfunded Commitments	Total
December 31, 2018
Allowance for credit losses:
Beginning balance	$46,267	$13,007	$63,429	$7,012	$15,501	$4,728	$5,296	$2,470	$1,698	$159,408
Charge-offs	30,173	7,997	6,396	1,100	—	7,656	1,299	1,321	—	55,942
Recoveries	2,222	1,275	1,956	778	695	3,124	817	522	—	11,389
Provision	29,751	7,038	4,484	(1,577)	7,036	2,996	(1,424)	117	(1,220)	47,201
Ending balance	$48,067	$13,323	$63,473	$5,113	$23,232	$3,192	$3,390	$1,788	$478	$162,056
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,612	$—	$413	$1,454	$—	$—	$1,392	$—	$50	$4,921
Collectively evaluated for impairment	46,271	13,323	62,765	3,659	23,232	3,192	1,998	1,788	428	156,656
Acquired and accounted for under ASC Topic 310-30 (1)	184	—	295	—	—	—	—	—	—	479
Total ending allowance balance	$48,067	$13,323	$63,473	$5,113	$23,232	$3,192	$3,390	$1,788	$478	$162,056
Loans:
Individually evaluated for impairment	$15,305	$—	$7,580	$20,914	$—	$395	$26,311	$—	$—	$70,505
Collectively evaluated for impairment	5,154,458	2,084,170	3,712,675	1,376,684	506,837	816,713	146,579	82,461	—	13,880,577
Acquired and accounted for under ASC Topic 310-30 (1)	7,245	—	20,725	44,176	3,020	—	8,081	854	—	84,101
Total ending loans balance	$5,177,008	$2,084,170	$3,740,980	$1,441,774	$509,857	$817,108	$180,971	$83,315	$—	$14,035,183
December 31, 2017
Allowance for credit losses:
Beginning balance	$44,661	$12,238	$51,807	$5,971	$14,758	$3,421	$4,689	$1,821	$2,476	$141,842
Charge-offs	2,323	3,397	1,466	932	—	5,433	1,314	1,707	—	16,572
Recoveries	3,806	775	2,817	724	774	2,282	778	589	—	12,545
Provision	123	3,391	10,271	1,249	(31)	4,458	1,143	1,767	(778)	21,593
Ending balance	$46,267	$13,007	$63,429	$7,012	$15,501	$4,728	$5,296	$2,470	$1,698	$159,408
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,315	$—	$3,741	$2,158	$—	$—	$2,200	$—	$437	$10,851
Collectively evaluated for impairment	43,861	13,007	58,637	4,854	15,466	4,728	3,096	2,470	1,261	147,380
Acquired and accounted for under ASC Topic 310-30 (1)	91	—	1,051	—	35	—	—	—	—	1,177
Total ending allowance balance	$46,267	$13,007	$63,429	$7,012	$15,501	$4,728	$5,296	$2,470	$1,698	$159,408
Loans:
Individually evaluated for impairment	$15,189	$—	$22,286	$20,926	$—	$202	$28,367	$—	$—	$86,970
Collectively evaluated for impairment	4,770,991	2,113,135	4,125,243	1,411,532	406,849	667,726	190,731	73,141	—	13,759,348
Acquired and accounted for under ASC Topic 310-30 (1)	13,667	—	25,490	63,137	5,220	—	10,559	1,671	—	119,744
Total ending loans balance	$4,799,847	$2,113,135	$4,173,019	$1,495,595	$412,069	$667,928	$229,657	$74,812	$—	$13,966,062

(1)	Loans acquired in business combinations and accounted for under ASC Topic 310-30 “Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality.”

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

Changes in the accretable yield for loans acquired and accounted for under ASC Topic 310-30 were as follows for the years ended December 31, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2018	2017
Balance at beginning of period	$12,069	$16,050
Purchases	—	43
Accretion	(8,270)	(12,500)
Other (1)	2,125	8,476
Balance at end of period	$5,924	$12,069

(1)	Primarily includes discount transfers from non-accretable discount to accretable discount due to better than expected performance of loan pools acquired and accounted for under ASC Topic 310-30.

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

Loans acquired through a business combination by loan pool type were as follows as of dates indicated (in thousands):

	Purchased Credit-Impaired Loans	Purchased Non-Credit-Impaired Loans	Total
December 31, 2018
Covered loans (1):
Consumer related	$12,071	$—	$12,071
Non covered loans:
Commercial loans	$7,245	$101,971	$109,216
Commercial loans collateralized by assignment of lease payments	—	12,324	12,324
Commercial real estate	20,725	460,368	481,093
Construction real estate	3,020	1,587	4,607
Consumer related	4,412	197,377	201,789
Total non-covered loans	35,402	773,627	809,029
Total acquired	$47,473	$773,627	$821,100
December 31, 2017
Covered loans (1):
Consumer related	$14,898	$—	$14,898
Non covered loans:
Commercial loans	$13,667	$254,027	$267,694
Commercial loans collateralized by assignment of lease payments	—	35,163	35,163
Commercial real estate	25,490	776,939	802,429
Construction real estate	5,220	5,660	10,880
Consumer related	4,720	276,023	280,743
Total non-covered loans	49,097	1,347,812	1,396,909
Total acquired	$63,995	$1,347,812	$1,411,807

(1)
Covered loans refer to loans covered under loss-sharing agreements with the FDIC. The remaining loss-share agreements were scheduled to expire between 2019 and 2020. Subsequent to December 31, 2018, the Company exited the loss-share agreements with the FDIC. See Note 25. Subsequent Events.

In addition to loans acquired through a business combination noted in the table above, consumer related purchased credit-impaired loans include loans repurchased from GNMA of $36.6 million and $55.7 million as of December 31, 2018 and 2017.

Note 6.	Lease Investments

The lease portfolio is comprised of various types of equipment, generally technology related, including computer systems and satellite equipment, material handling and general manufacturing equipment.

Lease investments by categories follow (in thousands):

	December 31,
	2018	2017
Direct finance leases:
Minimum lease payments	$453,014	$492,953
Estimated unguaranteed residual values	69,721	74,220
Less: unearned income	(40,196)	(41,311)
Direct finance leases (1)	$482,539	$525,862
Leveraged leases:
Minimum lease payments	$—	$179
Estimated unguaranteed residual values	—	10
Less: unearned income	—	(3)
Less: related non-recourse debt	—	(177)
Leveraged leases (1)	$—	$9
Operating leases:
Equipment, at cost	$694,416	$575,612
Less accumulated depreciation	(206,640)	(166,561)
Lease investments, net	$487,776	$409,051

(1)Direct finance and leveraged leases are included as commercial loans collateralized by assignment of lease payments for financial statement purposes.

Leases that transfer substantially all of the benefits and risk related to the equipment ownership are classified as direct finance leases. If these direct finance leases have non-recourse debt associated with them and meet the additional requirements for a leveraged lease, they are further classified as leveraged leases, and the associated debt is netted with the outstanding balance in the consolidated financial statements. Interest income on direct finance and leveraged leases is recognized using methods which approximate a level yield over the term of the lease. Operating leases are investments in equipment leased to other companies, where the residual component makes up more than 10% of the investment.  The Company funds most of the lease equipment purchases internally, but has some loans at other banks which totaled $78.4 million at December 31, 2018 and $76.3 million at December 31, 2017.

The minimum lease payments receivable for the various categories of leases are due as follows (in thousands) for the years ending December 31,

	Direct Finance	Operating
Year	Leases	Leases	Total
2018	$162,997	$93,026	$256,023
2019	119,735	76,107	195,842
2020	79,863	57,168	137,031
2021	47,979	44,094	92,073
2022	27,759	28,603	56,362
Thereafter	14,681	35,638	50,319
	$453,014	$334,636	$787,650

At December 31, 2018, the following reflects the residual values for leases by category in the year the initial lease term ends (in thousands):

	Residual Values
	Direct
End of initial lease term	Finance	Operating
December 31,	Leases	Leases	Total
2019	$9,419	$17,054	$26,473
2020	13,969	21,338	35,307
2021	7,243	30,966	38,209
2022	12,444	22,766	35,210
2023	8,894	21,632	30,526
Thereafter	17,752	41,339	59,091
	$69,721	$155,095	$224,816

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

Often times, there are several individual lease schedules under one master lease.  There were 4,857 leases at December 31, 2018 compared to 4,773 at December 31, 2017.  The average residual value per lease schedule was approximately $46 thousand at December 31, 2018 and $45 thousand at December 31, 2017.  The average residual value per master lease schedule was approximately $192 thousand at December 31, 2018 and $183 thousand at December 31, 2017.

Income from lease financing, net was composed of (in thousands):

	Years Ended December 31,
	2018	2017	2016
Rental income	$104,889	$87,524	$69,083
Equipment maintenance contracts revenue, net of cost of sales	27,093	29,697	25,005
Vendor promotional income	16,223	13,475	11,073
Other lease related revenue	14,198	7,461	4,254
Gain on sale of lease payments and leased equipment, net of residual write downs	20,333	12,381	13,241
Income on lease investments, gross	182,736	150,538	122,656
Less: depreciation on operating leases	(78,246)	(63,951)	(49,170)
Lease financing, net	$104,490	$86,587	$73,486

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

Note 7.	Premises and Equipment

Premises and equipment consisted of (in thousands):

	December 31,
	2018	2017
Land and land improvements	$76,827	$78,329
Buildings	116,558	116,584
Furniture and equipment	185,242	174,778
Buildings and leasehold improvements	85,692	81,589
	464,319	451,280
Accumulated depreciation	(193,705)	(164,590)
Premises and equipment, net	$270,614	$286,690

Depreciation on premises and equipment totaled $32.1 million, $29.0 million, and $25.5 million for the years ended December 31, 2018, 2017, and 2016, respectively.

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

The Company's annual assessment date is as of December 31. Goodwill is tested for impairment at the reporting unit level. The Company had three reporting units: Banking, Leasing and Mortgage Banking. Based on the Company's 2018 goodwill impairment testing, the fair values of the three reporting units were in excess of their carrying value. On April 12, 2018, the Company announced the discontinuation of its national mortgage origination business, which includes substantially all originations outside of the Company's consumer banking footprint in the Chicagoland area. As a result, the Company recorded an impairment loss in the amount of $3.6 million within the Mortgage Banking segment in the second quarter of 2018. No impairment losses were recognized during the year ended December 31, 2017 or 2016. The carrying amount of goodwill was $1.0 billion at December 31, 2018 and 2017.

The following table presents the changes in the carrying amount of goodwill as of December 31, 2018 and 2017 (in thousands):

	December 31,
	2018				2017
	Banking	Leasing	Mortgage banking	Total	Banking	Leasing	Mortgage banking	Total
Balance at beginning of period	$959,285	$40,640	$3,623	$1,003,548	$960,398	$40,640	$—	$1,001,038
Goodwill from business combinations	—	—	—	—	(1,113)	—	3,623	2,510
Impairment	—	—	(3,623)	(3,623)	—	—	—	—
Balance at end of period	$959,285	$40,640	$—	$999,925	$959,285	$40,640	$3,623	$1,003,548

The Company has other intangible assets consisting of core deposit and client relationship intangibles that had a remaining weighted average amortization period of approximately twelve years as of December 31, 2018.

The following table presents the changes in the carrying amount of core deposit and client relationship intangibles, gross carrying amount, accumulated amortization, and net book value as of December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Balance at beginning of period	$54,766	$62,959
Amortization expense	(7,852)	(8,193)
Balance at end of period	$46,914	$54,766

Gross carrying amount	$112,820	$112,820
Accumulated amortization	(65,906)	(58,054)
Net book value	$46,914	$54,766

The following presents the estimated amortization expense of other intangible assets (in thousands):

Years ending December 31,	Amount
2019	$5,903
2020	4,870
2021	4,659
2022	3,696
2023	3,483
Thereafter	24,303
$46,914

Note 9.	Deposits

The composition of deposits was as follows (in thousands):

	December 31,
	2018	2017
Demand deposit accounts, non-interest bearing	$6,152,163	$6,381,512
NOW and money market accounts	4,982,026	4,954,765
Savings accounts	1,191,498	1,167,810
Certificates of deposit, $250,000 or more	1,344,570	1,506,071
Other certificates of deposit	983,956	948,220
Total	$14,654,213	$14,958,378

Certificates of deposit of $250,000 or more included $909.7 million and $1.1 billion of brokered deposits at December 31, 2018 and 2017, respectively.  Brokered deposits typically consist of smaller individual time certificates that have the same liquidity characteristics and yields consistent with time certificates of $250,000 or more.

At December 31, 2018, the scheduled maturities of certificates of deposit were as follows (in thousands):

2019	$1,465,426
2020	609,146
2021	148,640
2022	82,711
2023	21,833
Thereafter	770
$2,328,526

Note 10.	Short-Term Borrowings

Short-term borrowings were as follows as of December 31, 2018 and 2017 (dollars in thousands):

	December 31,
	2018		2017
	Weighted Average		Weighted Average
	Cost	Amount	Cost	Amount
Customer repurchase agreements	0.80%	$312,239	0.27%	$232,789
Federal Home Loan Bank advances	2.66	750,000	1.31	625,000
Federal funds purchased	2.76	407,816	1.26	3,250
Line of credit	—	—	—	—
Total	2.29%	$1,470,055	1.03%	$861,039

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

The Company had Federal Home Loan Bank ("FHLB") advances with a maturity date less than one year of $750.0 million at December 31, 2018 and $625.0 million at December 31, 2017.  At December 31, 2018, the interest rate on the advances outstanding on that date ranged from 2.54% to 2.91% with maturities from January 2, 2019 to December 16, 2019. The Company has loans pledged as collateral on these FHLB advances. See Note 5. Loans of the notes to the consolidated financial statements.

Federal funds purchased are funds purchased from other FRB member banks on an overnight basis.

On December 18, 2015, the Company entered into a $35.0 million unsecured line of credit with a correspondent bank at the parent company level. Interest was payable at a rate of one month LIBOR + 1.75%. The line of credit matured on June 30, 2018.

Note 11.	Long-term Borrowings

Long-term borrowings were as follows as of December 31, 2018 and 2017 (dollars in thousands):

	December 31,
	2018		2017
	Weighted Average		Weighted Average
	Cost	Amount	Cost	Amount
Federal Home Loan Bank advances	2.85%	$94,147	1.73%	$231,317
Notes payable	4.95	82,407	4.14	90,807
Subordinated notes, net of issuance costs	4.00	173,127	4.00	173,034
Term note	—	—	3.31	10,000
Total	3.91%	$349,681	2.97%	$505,158

The Company had FHLB advances with original contractual maturities greater than one year of $94.1 million and $231.3 million at December 31, 2018 and 2017, respectively. As of December 31, 2018, the advances had fixed terms with interest rates ranging from 2.73% to 5.87% and maturities ranging from April 2021 to April 2035. The Company has loans pledged as collateral on these FHLB advances. See Note 5. Loans of the notes to the consolidated financial statements.

The Company had notes payable to banks totaling $78.4 million and $76.3 million at December 31, 2018 and 2017, respectively, which as of December 31, 2018, were accruing interest at rates ranging from 2.25% to 7.25%, with a weighted average rate of 4.86%.  Lease investments include equipment with an amortized cost of $92.9 million and $91.9 million at December 31, 2018 and 2017, respectively, that was pledged as collateral on these notes. The Company also had $4.1 million and $14.5 million at December 31, 2018 and 2017, respectively, in other secured borrowings (included in the notes payable above) with a weighted average rate of 6.59% as of December 31, 2018.

On August 24, 2016, the Company assumed a $16.0 million unsecured term loan at the holding company level with a correspondent bank through the merger of American Chartered with and into the Company on that date. Interest was payable at a rate of one month LIBOR + 1.75%, and the loan was to mature on June 30, 2020. Principal payments of $1.0 million were due quarterly until maturity. This loan was prepaid in full in the first quarter of 2018.

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

The principal payments on long-term borrowings are due as follows (in thousands):

Amount
Years ending December 31,
2019	$38,904
2020	25,242
2021	12,057
2022	5,050
2023	90,387
Thereafter	178,041
Total	$349,681

Note 12.	Junior Subordinated Notes Issued to Capital Trusts

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

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of December 31, 2018 (in thousands):

	MB Financial Capital Trust II	MB Financial Capital Trust III	MB Financial Capital Trust IV
Junior Subordinated Notes:
Principal balance	$36,083	$10,310	$20,619
Annual interest rate	3-mo LIBOR + 1.40%	3-mo LIBOR + 1.50%	3-mo LIBOR + 1.52%
Stated maturity date	September 15, 2035	September 23, 2036	September 15, 2036
Call date	December 15, 2010	September 23, 2011	September 15, 2011
Trust Preferred Securities:
Face Value	$35,000	$10,000	$20,000
Annual distribution rate	3-mo LIBOR + 1.40%	3-mo LIBOR + 1.50%	3-mo LIBOR + 1.52%
Issuance date	August 2005	July 2006	August 2006
Distribution dates (1)	Quarterly	Quarterly	Quarterly

	MB Financial Capital Trust V	MB Financial Capital Trust VI
Junior Subordinated Notes:
Principal balance	$30,928	$23,196
Annual interest rate	3-mo LIBOR + 1.30%	3-mo LIBOR + 1.30%
Stated maturity date	December 15, 2037	October 30, 2037
Call date	December 15, 2012	October 30, 2012
Trust Preferred Securities:
Face Value	$30,000	$22,500
Annual distribution rate	3-mo LIBOR + 1.30%	3-mo LIBOR + 1.30%
Issuance date	September 2007	October 2007
Distribution dates (1)	Quarterly	Quarterly

(1)	All distributions are cumulative and paid in cash.

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

On August 6, 2018, the Company redeemed the junior subordinated notes held by Coal City Capital Trust I and, as a result, all of the issued and outstanding three month LIBOR + 1.80% Coal City Capital Trust I capital (preferred) securities were concurrently redeemed. The aggregate liquidation amount of these trust preferred securities was $25.0 million. Coal City Capital Trust I was established by Coal City Corporation, a predecessor to the Company, and the junior subordinated notes issued by Coal City Corporation to Coal City Capital Trust I were assumed by the Company. As a result, the Company recognized a $341 thousand loss on extinguishment of debt in the third quarter of 2018.

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

On October 7, 2018, the Company redeemed the junior subordinated notes held by American Chartered Statutory Trust II and, as a result, all of the issued and outstanding three month LIBOR + 2.75% American Chartered Statutory Trust II capital (preferred) securities were concurrently redeemed. The aggregate liquidation amount of these trust preferred securities was $10.0 million. American Chartered Statutory Trust II was established by American Chartered prior to the Company's acquisition of American Chartered, and the junior subordinated notes issued by American Chartered to American Chartered Statutory Trust II were assumed by the Company upon completion of the acquisition. As a result, the Company recognized a $2.5 million loss on extinguishment of debt in the fourth quarter of 2018.

On October 23, 2018, the Company redeemed the junior subordinated notes held by FOBB Statutory Trust III and, as a result, all of the issued and outstanding three month LIBOR + 2.80% FOBB Statutory Trust III capital (preferred) securities were concurrently redeemed. The aggregate liquidation amount of these trust preferred securities was $5.0 million. FOBB Statutory Trust III was established by First Oak Brook Bancshares, Inc. ("First Oak Brook") prior to the Company's acquisition of First Oak Brook, and the junior subordinated notes issued by First Oak Brook to FOBB Statutory Trust III were assumed by the Company upon completion of the acquisition.

Note 13.	Lease Commitments and Rental Expense

The Company leases office space for certain branch and non-bank offices.  At December 31, 2018, the future minimum annual rental commitments for these non-cancelable leases and subleases of such space were as follows (in thousands):

	Gross	Sublease	Net
Years ending December 31,	Rents	Rents	Rents
2019	$11,902	$1,276	$10,626
2020	8,272	532	7,740
2021	6,988	195	6,793
2022	5,452	16	5,436
2023	4,308	—	4,308
Thereafter	17,248	—	17,248
	$54,170	$2,019	$52,151

Under the terms of these leases, the Company is required to pay its pro rata share of the cost of maintenance and real estate taxes.  Certain leases also provide for increased rental payments based on increases in the Consumer Price Index.

Net rental expense for the years ended December 31, 2018, 2017, and 2016 amounted to $11.8 million, $11.3 million, and $10.9 million, respectively.

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

During 2018, each participant was eligible for a maximum total Company matching contribution of 3.5% of their eligible compensation.  Additionally, the Company may make annual discretionary profit sharing contributions. The Company’s total contribution to the plan for the year ended December 31, 2018 was $16.7 million and was $17.2 million and $14.8 million for the years ended December 31, 2017 and 2016, respectively.

The Company has deferred compensation plans that allow certain executives, senior officers, directors and other employees to defer payment of up 100% of their base salary and bonus in the case of employees and board fees in the case of directors.  Company contributions to these plans, which include discretionary contributions and the annual contribution to the Chief Executive Officer's account described below, were $1.5 million for the year ended December 31, 2018. These contributions were $869 thousand and $806 thousand for the years ended December 31, 2017 and 2016, respectively.  Pursuant to the employment agreement between the Company and its Chief Executive Officer, he is entitled to receive on each December 31st while he is employed by the Company (starting December 31, 2007) a fully vested employer contribution to his account under the Company's non-stock deferred compensation plan in amount equal to 20% of his base salary then in effect.

The amounts deferred can be invested in MB Financial stock (under the Company’s stock deferred compensation plan) or publicly traded mutual funds (under the Company’s non-stock deferred compensation plan) at the discretion of the participant.  The cost of the MB Financial common stock held by MB Financial’s deferred compensation plans is reported separately in a manner similar to treasury stock (that is, changes in fair value are not recognized) with a corresponding deferred compensation obligation reflected in additional paid-in capital.  The amounts of the assets that are not invested in MB Financial common stock are recorded at their fair market value in other assets on the consolidated balance sheet.  As of December 31, 2018, the fair value of the assets held in other publicly traded funds totaled $27.9 million.  A liability is established, in other liabilities, on the consolidated balance sheet, for the fair value of the obligation to the participants.  Any increase or decrease in the fair market value of plan assets is recorded in other non-interest income on the consolidated statement of operations.  Any increase or decrease in the fair value of the deferred compensation obligation to participants is recorded as additional compensation expense or a reduction of compensation expense on the consolidated statement of operations.  The decrease in fair market value of the assets and the obligation related to the deferred compensation plan was $1.4 million for the year ended December 31, 2018.

Note 15.	Income Taxes

The deferred taxes consist of (in thousands):

	December 31,
	2018	2017
Deferred tax asset:
Allowance for credit losses	$42,208	$42,560
State net operating loss carryforwards	19,495	26,981
Other real estate owned	2,182	1,905
Stock options and restricted stock	5,875	5,929
Loans	7,766	12,762
Deferred compensation	7,812	6,918
Tax credit carryforwards	13,525	40,197
Bonus accrual	8,620	2,172
Other items	311	1,797
Total deferred tax asset	107,794	141,221
Valuation allowance	—	—
Total deferred tax asset, net of valuation allowance	107,794	141,221
Deferred tax liability:
Equipment leasing	(121,142)	(127,465)
Premises and equipment	(20,856)	(17,250)
Mortgage servicing rights	(66,749)	(62,091)
Deferred income from FDIC-assisted transactions	(12,583)	(20,895)
Deferred loan costs	(10,604)	(7,555)
Investment securities	(6,876)	(5,933)
FHLB stock dividends	(2,141)	(2,195)
Core deposit intangible	(7,239)	(9,023)
Other items	(4,794)	(3,683)
Total deferred tax liability	(252,984)	(256,090)
Net deferred tax liability	(145,190)	(114,869)
Net unrealized holding gain on investment securities available for sale	1,842	(959)
Net deferred tax liability	$(143,348)	$(115,828)

The Company’s Illinois net operating loss carryforwards totaled $258.7 million at December 31, 2018 and begin to expire in 2023 through 2028.  The Company's tax credit carryforwards include federal alternative minimum tax credits of $13.5 million with no expiration. Management has determined that is more likely than not that the deferred tax assets, including the net operating loss carryforwards, as of December 31, 2018, will be realized and that no valuation allowance is required. The Company also had other state net operating loss carryforwards totaling $1.3 million at December 31, 2018, which do not begin to expire until after 2028.

On December 22, 2017, H.R.1, originally known as the “Tax Cuts and Jobs Act” (the "Tax Reform Legislation") was enacted into law. This new tax legislation, among other changes, reduced the Federal corporate income tax rate from 35% to 21% effective January 1, 2018. As required under ASC Topic 740 "Income Taxes," the Company re-measured its deferred tax assets and liabilities at December 31, 2017 for the Tax Reform Legislation, which resulted in a tax benefit of $104.2 million in the year ended December 31, 2017 and re-measurement adjustments of $13.7 million in the year ended December 31, 2018. This re-measurement as of December 31, 2018 was determined to be final.

Income taxes attributable to continuing operations consist of (in thousands):

	Years Ended December 31,
	2018	2017	2016
Current expense (benefit):
Federal	$(4,850)	$12,346	$26,081
State	12,290	6,994	7,204
Foreign	495	157	42
	7,935	19,497	33,327
Deferred expense (benefit):
Federal	31,244	(45,401)	37,690
State	(923)	10,679	8,227
Foreign	—	—	—
	30,321	(34,722)	45,917
Income tax expense (benefit)	$38,256	$(15,225)	$79,244

The reconciliation between the statutory federal income tax rate of 21% for 2018 and 35% for 2017 and 2016 and the effective tax rate on income from continuing operations follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Federal income tax expense at expected statutory rate	$52,956	$101,085	$88,683
(Decrease) increase due to:
Tax exempt income, net	(9,708)	(17,164)	(18,214)
Tax benefit resulting from change in tax rates	(13,741)	(106,563)	—
State tax expense net of federal impact	8,980	11,487	10,030
Stock-based compensation excess tax benefits	(1,597)	(3,195)	(2,330)
Non-deductible contingent consideration	406	138	1,026
Non-includable increase in cash surrender value of life insurance	(1,046)	(1,889)	(1,432)
Non-deductible merger expense	878	—	298
Adjustment of unrecognized tax benefit	(8)	94	1
Other items, net	1,136	782	1,182
Income tax expense	$38,256	$(15,225)	$79,244

ASC Topic 740, "Accounting for Uncertainty in Income Taxes" provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns.

A reconciliation of the change in unrecognized tax benefits from January 1, 2018 to December 31, 2018 is as follows (in thousands):

	Unrecognized Tax Benefit Without Interest	Interest on unrecognized Tax Benefit	Total Unrecognized Tax Benefit Including Interest
Balance at January 1, 2018	$113	$—	$113
Decreases related to prior year tax positions	(8)	—	(8)
Balance at December 31, 2018	$105	$—	$105

The whole amount of unrecognized tax benefits would affect the tax provision and the effective income tax rate if recognized in future periods.  The Company elects to treat interest and penalties recognized for the underpayment of income taxes as income tax expense, to the extent not included in unrecognized tax benefits.

The Company’s federal income tax returns are open and subject to examination for the 2015 tax return year and forward.  The Company’s various state income tax returns are generally open for the 2014 tax return year and forward based on individual state statutes of limitation.  The Company is currently under examination by federal and state taxing authorities.

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

At December 31, 2018 and 2017, the following financial instruments were outstanding, the contractual amounts of which represent off-balance sheet credit risk (in thousands):

	Contractual Amount
	2018	2017
Commitments to extend credit:
Home equity lines	$179,521	$203,922
Other commitments	4,058,853	4,073,044
Letters of credit:
Standby	173,755	161,014
Commercial	5,657	2,248

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

Both standby and commercial letters of credit may be issued for any length of time, but normally do not exceed a period of five years.  These letters of credit may also be extended or amended from time to time depending on the bank customer’s needs.  As of December 31, 2018, the maximum remaining term for any standby letters of credit matures on December 31, 2025.  A fee is charged to the bank customer and is recognized as income over the life of the letter of credit, unless considered non-rebatable under the terms of a letter of credit application.

At December 31, 2018, the aggregate contractual amount of these letters of credit, which represents the maximum potential amount of future payments that the Company would be obligated to pay, increased $16.2 million to $179.4 million from $163.3 million at December 31, 2017.  Of the $179.4 million in commitments outstanding at December 31, 2018, approximately $158.2 million of the letters of credit have been issued or renewed since December 31, 2017.

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

Concentrations of credit risk:  The majority of the loans, commitments to extend credit and standby letters of credit have been granted to customers in the Company’s market area.  As of December 31, 2018, approximately 20% of our investments in securities issued by states and political subdivisions were within the State of Illinois.  We did not hold any direct exposure to the State of Illinois as of December 31, 2018. The distribution of commitments to extend credit approximates the distribution of loans outstanding.  Standby letters of credit are granted primarily to commercial borrowers. Our asset-based loans are made to borrowers located throughout the United States. Lease banking provides banking services to lessors located throughout the United States. Our leasing subsidiaries originate leases to companies located through the United States.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its bank subsidiary to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes the Company and its bank subsidiary met all capital adequacy requirements to which they were subject as of December 31, 2018 and 2017.

As of December 31, 2018, the most recent regulatory notification categorized the bank subsidiary as “well capitalized” under the regulatory framework then in effect for prompt corrective action.  To be categorized as “well capitalized” as of December 31, 2018, the bank subsidiary must have maintained the total risk-based, Tier 1 risk-based, common equity Tier 1 and Tier 1 leverage ratios as set forth in the well-capitalized column in the table below.  There are no conditions or events since that notification that management believes have changed the bank subsidiary’s categories.

The required and actual amounts and ratios for the Company and its bank subsidiary are presented below as of the dates indicated (dollars in thousands):

					To Be Well Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018
Total capital (to risk-weighted assets):
Consolidated	$2,379,813	13.67%	$1,392,791	8.00%	N/A	N/A
MB Financial Bank	2,264,296	13.05	1,388,457	8.00	$1,735,571	10.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	$1,959,413	11.25%	1,044,593	6.00%	N/A	N/A
MB Financial Bank	1,927,240	11.10	1,041,343	6.00	1,388,457	8.00%
Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$1,764,694	10.14%	783,445	4.50%	N/A	N/A
MB Financial Bank	1,925,076	11.09	781,007	4.50	1,128,121	6.50%
Tier 1 capital (to average assets):
Consolidated	$1,959,413	10.50%	746,268	4.00%	N/A	N/A
MB Financial Bank	1,927,240	10.35	744,676	4.00	930,845	5.00%
As of December 31, 2017
Total capital (to risk-weighted assets):
Consolidated	$2,428,301	14.23%	$1,364,733	8.00%	N/A	N/A
MB Financial Bank	2,217,547	13.03	1,361,855	8.00	$1,702,318	10.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	1,910,336	11.20%	1,023,550	6.00%	N/A	N/A
MB Financial Bank	1,883,140	11.06	1,021,391	6.00	1,361,855	8.00%
Common equity tier 1 capital (to risk-weighted assets):
Consolidated	1,603,479	9.40%	767,662	4.50%	N/A	N/A
MB Financial Bank	1,883,140	11.06	766,043	4.50	1,106,507	6.50%
Tier 1 capital (to average assets):
Consolidated	1,910,336	10.02%	762,370	4.00%	N/A	N/A
MB Financial Bank	1,883,140	9.90	760,797	4.00	950,996	5.00%

N/A — not applicable

The Company and the Bank must maintain a capital conservation buffer consisting of additional common equity tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  The capital conservation buffer requirement began to be phased in on January 1, 2016 when a buffer greater than 0.625% of risk-weighted assets was required, which amount increased each year until the buffer requirement became fully implemented on January 1, 2019. The conservation buffers for the Company and the Bank exceed the fully phased in minimum as of December 31, 2018.

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

Derivatives. Currently, we use interest rate swaps to manage our interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative and classified as Level 2. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including LIBOR rate curves. The Company also obtains dealer quotations for these derivatives for comparative purposes to assess the reasonableness of the model valuations. In addition, the Company uses treasury futures and forward commitments to buy to-be-announced ("TBA") mortgage securities to lessen the price volatility of the mortgage servicing rights asset. The Company does not intend to take delivery of these mortgage securities; it will sell the position before taking physical delivery. Dealer quotations are used for the treasury futures and TBA mortgage securities derivatives and are classified as Level 1. The Company also offers other derivatives, including foreign currency forward contracts and interest rate lock commitments, to our customers and offset our exposure from such contracts by purchasing other financial contracts, which are valued using market consensus prices. For certain interest rate lock commitments, the Company uses an external valuation model that relies on internally developed inputs to estimate the fair value of its interest rate lock commitments. This is based on unobservable inputs that reflect management’s assumptions and specific information about each borrower transaction and is classified in Level 3 of the hierarchy. The change in fair value is recorded through an adjustment to the statement of operations.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2018
Financial assets
Securities available for sale:
U.S. Treasury securities	$75,141	$75,141	$—	$—
U.S. Government sponsored agencies and enterprises	5,024	—	5,024	—
States and political subdivisions	341,477	—	341,195	282
Residential mortgage-backed securities	1,402,453	—	1,402,453	—
Commercial mortgage-backed securities	31,587	—	31,587	—
Corporate bonds	—	—	—	—
Marketable equity securities	11,075	11,075	—	—
Loans held for sale	45,550	—	45,550	—
Loans	42,665	—	42,665	—
Mortgage servicing rights	284,898	—	—	284,898
Assets held in trust for deferred compensation	27,882	27,882	—	—
Derivative financial instruments	45,168	1,534	43,526	108
Financial liabilities
Other liabilities (1)	27,882	27,882	—	—
Derivative financial instruments	41,300	215	41,085	—
2017
Financial assets
Securities available for sale:
U.S. Government sponsored agencies and enterprises	$23,007	$—	$23,007	$—
States and political subdivisions	379,325	—	378,996	329
Residential mortgage-backed securities	852,699	—	852,665	34
Commercial mortgage-backed securities	72,035	—	72,035	—
Corporate bonds	70,197	—	70,197	—
Equity securities	11,063	11,063	—	—
Loans held for sale	548,578	—	548,578	—
Loans	40,531	—	40,531	—
Mortgage servicing rights	276,279	—	—	276,279
Assets held in trust for deferred compensation	21,410	21,410	—	—
Derivative financial instruments	31,499	389	29,539	1,571
Financial liabilities
Other liabilities (1)	21,410	21,410	—	—
Derivative financial instruments	40,296	1,072	39,224	—

(1)	Liabilities associated with assets held in trust for deferred compensation

The following tables present additional information about the unobservable inputs used in the fair value measurement of financial assets measured on a recurring basis that were categorized within the Level 3 of the fair value hierarchy (fair value in thousands):

Fair Value at
	December 31, 2018	Valuation Technique	Unobservable Input	Range
(in thousands)
States and political subdivisions	$282	Discounted cash flows	Credit assumption	35-40% Loss
Mortgage servicing rights	284,898	Discounted cash flows	CPR	6.5% - 7.3%
			Discount rate	9.53 - 11.08
			Maturity (months)	328 - 358
			Delinquencies	1.92 - 4.36
			Costs to service	$ 67 - $ 227
			Additive delinquent costs to service	$ 175 - $ 1,000
Derivative financial instruments (mortgage	108	Sales cash flows	Expected closing ratio	70% - 95%
interest rate lock commitments)			Expected delivery price	99.48 bps - 105.31 bps

	Fair Value at
	December 31, 2017	Valuation Technique	Unobservable Input	Range
	(in thousands)
States and political subdivisions	$329	Discounted cash flows	Credit assumption	40-45% Loss
Residential mortgage-backed securities	34	Discounted cash flows	Constant pre-payment rates (CPR)	1% - 3%
Mortgage servicing rights	276,279	Discounted cash flows	CPR	6.7% - 7.8%
			Discount rate	9.53 - 11.06
			Maturity (months)	324 - 358
			Delinquencies	2.42 - 5.30
			Costs to service	$ 67 - $ 227
			Additive delinquent costs to service	$ 175 - $ 1,000
Derivative financial instruments (mortgage	1,571	Sales cash flows	Expected closing ratio	70% - 95%
interest rate lock commitments)			Expected delivery price	97.38 bps - 106.87 bps

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

Key economic assumptions used in the measuring of the fair value of the mortgage servicing rights and the sensitivity of the fair value to immediate adverse changes in those assumptions at December 31, 2018 are presented in the following table. This table does not take into account the derivatives used to economically hedge the mortgage servicing rights.

(dollars in thousands, except for weighted average cost to service)	December 31, 2018
Weighted average prepayment speed (CPR)	6.76%
Impact on fair value of 10% adverse change	$(8,462)
Impact on fair value of 20% adverse change	(16,499)

Weighted average discount rate	9.84%
Impact on fair value of 10% adverse change	$(12,045)
Impact on fair value of 20% adverse change	(23,128)

Weighted average delinquency rate	4.08%
Impact on fair value of 10% adverse change	$(2,591)
Impact on fair value of 20% adverse change	(4,558)

Weighted average costs to service	$90
Impact on fair value of 10% adverse change	(5,177)
Impact on fair value of 20% adverse change	(10,355)

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the year ended December 31, 2018. The Company's policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

The following table presents additional information about financial assets measured at fair value on a recurring basis for which the Company used significant unobservable inputs (Level 3) (in thousands):

	Year Ended December 31,
	2018	2017	2018	2017	2018	2017
	Investment Securities		Mortgage Servicing Rights		Derivatives
Balance, beginning of period	$363	$544	$276,279	$238,011	$1,571	$3,160
Purchases	—	—	161	865	—	—
Originations	—	—	30,843	59,810	—	—
Included in earnings	(12)	—	(22,385)	(22,407)	(1,463)	(1,589)
Principal payments	(69)	(181)	—	—	—	—
Balance, ending of period	$282	$363	$284,898	$276,279	$108	$1,571

Financial Instruments Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain financial assets and financial liabilities at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or fair value that were recognized at fair value below cost at the end of the period.

Impaired Loans. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. Collateral values are estimated using Level 3 inputs based on customized discounting criteria. For a majority of impaired real estate loans where an allowance is established based on the fair value of collateral (100% at December 31, 2018), the Company obtains a current external appraisal. Other valuation techniques are used as well, including internal valuations, comparable property analysis and contractual sales information.

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

Assets measured at fair value on a nonrecurring basis as of December 31, 2018 and 2017 are included in the table below (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2018
Financial assets:
Impaired loans	$61,005	$—	$—	$61,005
Non-financial assets:
Foreclosed assets	11,354	—	—	11,354
2017
Financial assets:
Impaired loans	$60,569	$—	$—	$60,569
Non-financial assets:
Foreclosed assets	15,113	—	—	15,113

The following tables present additional information about the unobservable inputs used in the fair value measurement of financial and non-financial assets measured on a nonrecurring basis that were categorized within the Level 3 of the fair value hierarchy (fair value in thousands):

	Fair Value at	Valuation
	December 31, 2018	Technique	Unobservable Input	Range

Impaired loans	$61,005	Appraisal of collateral	Appraisal adjustments - sales costs	5% - 10%
Foreclosed assets	11,354	Appraisal of collateral	Appraisal adjustments - sales costs	5% - 10%

	Fair Value at	Valuation
	December 31, 2017	Technique	Unobservable Input	Range

Impaired loans	$60,569	Appraisal of collateral	Appraisal adjustments - sales costs	5% - 10%
Foreclosed assets	15,113	Appraisal of collateral	Appraisal adjustments - sales costs	5% - 10%

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

The estimated fair values of financial instruments are as follows (in thousands):

	December 31, 2018
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Assets:
Cash and due from banks	$503,153	$503,153	$503,153	$—	$—
Interest bearing deposits with banks	147,254	147,254	147,254	—	—
Investment securities available for sale	1,855,682	1,855,682	75,141	1,780,259	282
Investment securities held to maturity	901,684	919,660	—	919,660	—
Marketable equity securities	11,075	11,075	11,075	—	—
Non-marketable securities - FHLB and FRB stock	113,957	113,957	—	—	113,957
Loans held for sale	45,550	45,550	—	45,550	—
Loans, net	13,873,605	13,937,096	—	42,665	13,894,431
Accrued interest receivable	68,801	68,801	68,801	—	—
Derivative financial instruments	45,168	45,168	1,534	43,526	108
Financial Liabilities:
Non-interest bearing deposits	$6,152,163	$6,152,163	$6,152,163	$—	$—
Interest bearing deposits	8,502,050	8,492,037	—	—	8,492,037
Short-term borrowings	1,470,055	1,470,190	—	—	1,470,190
Long-term borrowings	349,681	351,141	—	—	351,141
Junior subordinated notes issued to capital trusts	121,118	89,321	—	—	89,321
Accrued interest payable	7,216	7,216	7,216	—	—
Derivative financial instruments	41,300	41,300	215	41,085	—

	December 31, 2017
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and due from banks	$397,880	$397,880	$397,880	$—	$—
Interest bearing deposits with banks	181,341	181,341	181,341	—	—
Investment securities available for sale	1,408,326	1,408,326	11,063	1,396,900	363
Investment securities held to maturity	959,082	992,455	—	992,455	—
Non-marketable securities - FHLB and FRB stock	114,111	114,111	—	—	114,111
Loans held for sale	548,578	548,578	—	548,578	—
Loans, net	13,808,352	13,988,392	—	40,531	13,947,861
Accrued interest receivable	63,589	63,589	63,589	—	—
Derivative financial instruments	31,499	31,499	389	29,539	1,571
Financial Liabilities:
Non-interest bearing deposits	$6,381,512	$6,381,512	$6,381,512	$—	$—
Interest bearing deposits	8,576,866	8,569,368	—	—	8,569,368
Short-term borrowings	861,039	860,676	—	—	860,676
Long-term borrowings	505,158	513,725	—	—	513,725
Junior subordinated notes issued to capital trusts	211,494	170,965	—	—	170,965
Accrued interest payable	6,458	6,458	6,458	—	—
Derivative financial instruments	40,296	40,296	1,072	39,224	—

Note 19.	Stock Incentive Plans

ASC Topic 718 requires that the grant date fair value of equity awards to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such award.

The following table summarizes the impact of the Company’s share-based payment plans in the financial statements for the periods shown (in thousands):

	Year Ended December 31,
	2018	2017	2016
Total compensation expense for share-based payment plans during the year	$18,727	$17,476	$16,868
Amount of related income tax benefit recognized in income (1)	6,897	10,338	8,983
(1) Includes tax benefits recorded for the vesting of restricted shares and exercise of options.

The Company adopted the Omnibus Incentive Plan (the “Omnibus Plan”) in 1997.  On May 28, 2014, the Company’s stockholders approved the third amendment and restatement of the Omnibus Plan to add 3,100,000 authorized shares for a total of 11,400,000 shares of common stock authorized to be utilized in connection with awards under the Omnibus Plan to directors, officers, and employees of the Company or any of its subsidiaries. The number of shares authorized increased by 2,400,000 to 13,800,000 upon completion of the Taylor Capital merger.  Equity grants under the Omnibus Plan can be in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other stock-based awards.  Shares awarded in the form of restricted stock, restricted stock units, performance shares, performance units, or other stock-based awards generally will reduce the shares available under the Omnibus Plan on a 2-for-1 basis. No more than 10% of the total number of authorized shares may be issued with respect to awards granted after May 28, 2014, other than stock appreciation rights, stock options and performance-based awards, which at the date of grant are scheduled to fully vest prior to three years from the date of grant (although such awards may provide scheduled vesting earlier with respect to some of such shares and for acceleration of vesting as provided in the Omnibus Plan). As of December 31, 2018, there were 2,138,446 shares available for future grants.

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

The following table summarizes stock options outstanding for the year ended December 31, 2018:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2017	1,721,978	$29.10	5.19
Granted	175,501	41.26
Exercised	(493,984)	26.35
Expired	(2,362)	32.99
Forfeited or cancelled	(28,939)	31.63
Options outstanding as of December 31, 2018	1,372,194	$31.58	5.71	$12,327
Options exercisable as of December 31, 2018	887,401	$28.68	4.55	$10,137

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

The following assumptions were used for options granted during the years ended December 31, 2018, 2017, and 2016:

	For the Years Ended December 31,
	2018	2017	2016
Risk-free interest rate	2.79%	2.18%	1.44%
Expected volatility of Company’s stock	25.96%	22.71%	28.08%
Expected dividend yield	2.08%	1.68%	2.19%
Expected life of options (years)	5.5	5.8	5.5
Weighted average fair value per option of options granted during the year	$9.21	$9.35	$6.66

The total intrinsic value of options exercised during the years ended December 31, 2018, 2017 and 2016 was $10.6 million, $6.1 million and $7.0 million, respectively.

The following is a summary of changes in restricted shares and units for the year ended December 31, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Shares and Units Outstanding at December 31, 2017	973,201	$37.03
Granted	428,752	41.65
Vested	(371,640)	35.17
Forfeited or cancelled	(114,146)	35.89
Shares and Units Outstanding at December 31, 2018	916,167	40.09

The total intrinsic value of restricted shares that vested during the years ended December 31, 2018, 2017 and 2016 was $15.5 million, $17.6 million and $15.9 million, respectively.

The Company awarded 71,567, 65,476 and 80,780 market-based restricted stock units in 2018, 2017, and 2016, respectively, which entitle recipients to shares of common stock at the end of a three year vesting period. Recipients will earn shares, totaling between 0% and 175% of the number of units issued, based on the Company's total stockholder return relative to a specified peer group of financial institutions over the three year period. The Company awarded 71,560 market-based restricted stock units in 2015 that vested in 2018. The threshold performance for the units granted in 2015 was not met and, as a result, no shares were issued. The market-based restricted stock units are included in the preceding table as if the recipients earned shares equal to 100% of the units issued. A Monte Carlo simulation model was used to value the market-based restricted stock units at the time awarded.

As of December 31, 2018, there was $21.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share option and nonvested share awards) granted under the Omnibus Plan.  At December 31, 2018, the weighted-average period over which the unrecognized compensation expense is expected to be recognized was approximately two years.

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

Interest rate swap and foreign currency forward contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. The net amount payable or receivable under interest rate swaps is accrued as an adjustment to interest income.  The Company's credit exposure on interest rate swaps is limited to the Company's net favorable value and interest payments of all swaps to each counterparty. In such cases, collateral is generally required from the counterparties involved if the net value of the swaps exceeds a nominal amount.  At December 31, 2018, the Company’s credit exposure relating to interest rate swaps was approximately $17.4 million, of which $14.5 million was secured by the underlying collateral on customer loans and $2.9 million was secured by cash and investment securities.

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

The Company had fair value commercial loan interest rate swaps, to hedge its interest rate risk, with an aggregate notional amount of $5 thousand at December 31, 2018.  For fair value hedges, the changes in fair values of both the hedging derivative and the hedged item were recorded in current earnings as other income.

Interest rate swaps, swaptions, and treasury futures are used in order to lessen the price volatility of the mortgage servicing rights asset. The Company also uses forward commitments to buy to-be-announced ("TBA") mortgage securities. The Company does not intend to take delivery of these mortgage securities; it will sell the position before taking physical delivery. The resulting gain or loss reduces price volatility of the mortgage servicing rights asset due to changes in mortgage rates. These derivatives are recorded at their fair value on the consolidated balance sheets in other assets with changes in fair value recorded on the consolidated statements of operations in mortgage banking revenue in non-interest income.

The Company’s derivative financial instruments are summarized below as of December 31, 2018 and 2017 (in thousands):

	Asset Derivatives				Liability Derivatives
	December 31, 2018		December 31, 2017		December 31, 2018		December 31, 2017
	Notional	Estimated	Notional	Estimated	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
Derivative instruments designated as hedges of fair value:
Interest rate swap contracts (1)	$—	$—	$—	$—	$5	$0	$58	$(1)
Stand-alone derivative instruments: (2)
Interest rate swap contracts	1,803,901	31,222	1,563,109	21,217	1,803,901	(31,222)	1,563,109	(21,217)
Interest rate options contracts	465,902	2,663	372,927	1,887	465,902	(2,663)	372,927	(1,887)
Foreign exchange contracts	49,327	1,393	40,713	1,934	46,845	(1,117)	34,029	(1,759)
Spot foreign exchange contracts	7,026	12	1,424	23	1,628	(4)	24	—
Mortgage banking derivatives:
Interest rate swap contracts	310,000	8,235	458,000	4,479	225,000	(6,079)	1,008,000	(14,360)
Treasury futures contracts	152,500	794	28,000	39	5,000	(2)	30,000	(222)
TBA mortgage securities	75,000	741	15,000	16	—	—	100,000	(63)
Forward loan sale commitments	—	—	259,000	333	22,500	(213)	483,500	(787)
Interest rate lock commitments	12,671	108	404,557	1,571	—	—	—	—
Total stand-alone derivative instruments	2,876,327	45,168	3,142,730	31,499	2,570,776	(41,300)	3,591,589	(40,295)
Total	$2,876,327	$45,168	$3,142,730	$31,499	$2,570,781	$(41,300)	$3,591,647	$(40,296)

(1) Derivative instruments designated to hedge fixed-rate commercial real estate loans.
(2) These portfolio swaps are not designated as hedging instruments under ASC Topic 815.

Amounts included in other income in the consolidated statements of operations related to derivative financial instruments were as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Derivative instruments designated as hedges of fair value:
Interest rate swap contracts	$1	$3	$5
Stand-alone derivative instruments:
Interest rate swap contracts	6,253	8,233	7,571
Interest rate options contracts	—	—	36
Foreign exchange contracts	612	269	970
Spot foreign exchange contracts	3,018	2,682	963
Mortgage related derivatives	454	(31,698)	(1,509)
Total stand-alone derivative instruments	10,337	(20,514)	8,031
Total	$10,338	$(20,511)	$8,036

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

Information about the Company's financial instruments that are eligible for offset in the consolidated balance sheet as of December 31, 2018 is summarized below (in thousands):

	Financial Assets			Financial Liabilities
	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
Derivatives:
Interest rate swaps, caps and floors	$18,791	$—	$18,791	$15,098	$—	$15,098
Foreign exchange contracts	896	—	896	540	—	540
Mortgage related derivatives	9,771	—	9,771	6,295	—	6,295
Total derivatives	29,458	—	29,458	21,933	—	21,933
Repurchase agreements	—	—	—	312,239	—	312,239
Total	$29,458	$—	$29,458	$334,172	$—	$334,172

	Financial Assets				Financial Liabilities
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
Derivatives:
Counterparty A	$6,046	$(3,993)	$(2,053)	$—	$3,993	$(3,993)	$—	$—
Counterparty B	1,234	(151)	(1,083)	—	151	(151)	—	—
Counterparty C	1,660	(713)	(947)	—	713	(713)	—	—
Other counterparties	20,518	(16,599)	(3,741)	178	17,076	(16,599)	(358)	119
Total derivatives	29,458	(21,456)	(7,824)	178	21,933	(21,456)	(358)	119
Repurchase agreements	—	—	—	—	312,239	—	(312,239)	—
Total	$29,458	$(21,456)	$(7,824)	$178	$334,172	$(21,456)	$(312,597)	$119

Information about the Company's financial instruments that are eligible for offset in the consolidated balance sheet as of December 31, 2017 is summarized below (in thousands):

	Financial Assets			Financial Liabilities
	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
Derivatives:
Interest rate swaps, caps and floors	$11,659	$—	$11,659	$11,562	$—	$11,562
Foreign exchange contracts	1,013	—	1,013	953	—	953
Mortgage related derivatives	4,868	—	4,868	15,432	—	15,432
Total derivatives	17,540	—	17,540	27,947	—	27,947
Repurchase agreements	—	—	—	232,789	—	232,789
Total	$17,540	$—	$17,540	$260,736	$—	$260,736

	Financial Assets				Financial Liabilities
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
Derivatives:
Counterparty A	$6,068	$(6,068)	$—	$—	$13,807	$(6,068)	$(7,739)	$—
Counterparty B	3,261	(3,261)	—	—	5,595	(3,261)	(2,334)	—
Counterparty C	5,285	(3,640)	—	1,645	3,640	(3,640)	—	—
Other counterparties	2,926	(1,750)	—	1,176	4,905	(1,750)	(3,150)	5
Total derivatives	17,540	(14,719)	—	2,821	27,947	(14,719)	(13,223)	5
Repurchase agreements	—	—	—	—	232,789	—	(232,789)	—
Total	$17,540	$(14,719)	$—	$2,821	$260,736	$(14,719)	$(246,012)	$5

Note 21.	Operating Segments

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

The following tables present summary financial information for the reportable segments (in thousands):

	Banking	Leasing	Mortgage Banking	Consolidated
Year ended December 31,
2018
Net interest income	$592,514	$9,563	$35,726	$637,803
Provision for credit losses	46,104	1,204	(107)	47,201
Non-interest income	179,136	100,140	63,353	342,629
Non-interest expense (1)	486,212	63,897	130,951	681,060
Income (loss) before income taxes	239,334	44,602	(31,765)	252,171
Income tax expense (benefit)	38,602	8,158	(8,504)	38,256
Net income (loss)	$200,732	$36,444	$(23,261)	$213,915
Total assets	$17,070,713	$1,464,380	$1,671,933	$20,207,026
Year ended December 31,
2017
Net interest income	$550,499	$9,902	$41,976	$602,377
Provision for credit losses	16,555	3,858	1,180	21,593
Non-interest income	174,120	86,029	109,225	369,374
Non-interest expense (1)	462,055	57,331	141,957	661,343
Income before income taxes	246,009	34,742	8,064	288,815
Income tax expense (benefit)	65,137	(51,140)	(29,222)	(15,225)
Net income	$180,872	$85,882	$37,286	$304,040
Total assets	$16,448,960	$1,403,690	$2,234,290	$20,086,940
Year ended December 31,
2016
Net interest income	$475,133	$9,415	$33,343	$517,891
Provision for credit losses	18,583	295	685	19,563
Non-interest income	153,250	73,503	151,397	378,150
Non-interest expense (1)	421,733	48,450	152,915	623,098
Income before income taxes	188,067	34,173	31,140	253,380
Income tax expense	53,263	13,525	12,456	79,244
Net income	$134,804	$20,648	$18,684	$174,136
Total assets	$16,368,881	$1,224,169	$1,709,267	$19,302,317

(1)
Includes merger related and repositioning expenses of $15.1 million, $9.9 million and $23.7 million in the Banking Segment for the years ended December 31, 2018, 2017, and 2016, respectively, and $32.4 million in the Mortgage Banking Segment for the year ended December 31, 2018.

Note 22.	Condensed Parent Company Financial Information

The condensed financial statements of MB Financial, Inc. (parent company only) are presented below:

Balance Sheets
(In thousands)

	December 31,
	2018	2017
Assets
Cash	$106,808	$219,086
Investments in subsidiaries	2,990,651	2,961,822
Other assets	85,291	73,438
Total assets	$3,182,750	$3,254,346
Liabilities and Stockholders’ Equity
Short-term borrowings	$—	$—
Long-term borrowings	—	10,000
Junior subordinated notes issued to capital trusts	121,118	211,494
Other liabilities	26,784	23,029
Stockholders’ equity	3,034,848	3,009,823
Total liabilities and stockholders’ equity	$3,182,750	$3,254,346

Statements of Operations
(In thousands)

	Years Ended December 31,
	2018	2017	2016
Dividends from subsidiaries	$200,000	$78,846	$112,000
Interest and other income	(908)	4,148	1,913
Interest and other expense	29,167	18,990	14,990
Income before income tax benefit and equity in undistributed net income of subsidiaries	169,925	64,004	98,923
Income tax benefit	(8,045)	(8,253)	(5,303)
Income before equity in undistributed net income of subsidiaries	177,970	72,257	104,226
Equity in undistributed net income of subsidiaries	35,945	231,783	69,910
Net income	213,915	304,040	174,136
Dividends on preferred shares	12,100	8,007	8,009
Return from preferred stockholders due to redemption	(15,280)	—	—
Net income available to common stockholders	$217,095	$296,033	$166,127

Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2018	2017	2016
Cash Flows From Operating Activities
Net income	$213,915	$304,040	$174,136
Adjustments to reconcile net income to net cash provided by operating activities:
Compensation expense for share-based payment plans	18,727	17,476	16,868
Equity in undistributed net income of subsidiaries	(35,945)	(231,783)	(69,910)
Loss on extinguishment of debt	11,898	—	—
Change in other assets and other liabilities	(14,172)	163	(28,546)
Net cash provided by operating activities	194,423	89,896	92,548
Cash Flows From Investing Activities
Investments in and advances to subsidiaries	—	—	(2,000)
Net cash paid in business acquisition	—	—	(83,163)
Net cash used in investing activities	—	—	(85,163)
Cash Flows From Financing Activities
Treasury stock transactions, net	(1,685)	(3,271)	(3,837)
Stock options exercised	4,063	2,504	1,410
Dividends paid on common stock	(81,883)	(69,346)	(58,177)
Dividends paid on preferred stock	(14,100)	(8,007)	(8,009)
Issuance of preferred stock, net of issuance costs	—	194,719	—
Redemption of preferred stock	(100,000)	—	—
Net decrease short-term borrowings	—	(10,000)	(15,000)
Principal paid on long-term borrowings	(10,000)	(4,000)	(2,000)
Redemption of junior subordinated notes issued to capital trusts	(103,096)	—	—
Net cash (used in) provided by financing activities	(306,701)	102,599	(85,613)
Net (decrease) increase in cash	(112,278)	192,495	(78,228)
Cash:
Beginning of year	219,086	26,591	104,819
End of year	$106,808	$219,086	$26,591

Note 23.	Preferred Stock

On August 18, 2014, in connection with the Taylor Capital merger, the Company issued one share of its Perpetual Non-Cumulative Preferred Stock, Series A (“Company Series A Preferred Stock”), in exchange for each of the 4,000,000 outstanding shares of Taylor Capital’s Perpetual Non-Cumulative Preferred Stock, Series A. Holders of the Company Series A Preferred Stock were entitled to receive, when as and if declared by the Company’s board of directors, non-cumulative cash dividends on the liquidation preference, which was $25 per share, at a rate of 8.00% per annum, payable quarterly. The Company Series A Preferred Stock was included in Tier 1 capital for regulatory capital purposes. On February 15, 2018, the Company redeemed all of the 4,000,000 issued and outstanding shares of Company Series A Preferred Stock at a redemption price of $25.00 per share, or $100.0 million in the aggregate. The excess carrying amount of the Series A Preferred Stock in the amount of $15.3 million was retained in stockholders' equity and reflected as income available to common stockholders, which was included in the calculation of earnings per common share for the year ended December 31, 2018.

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

At the effective time of the Merger (the "Effective Time"), each outstanding share of Company Common Stock will be converted into the right to receive (i) 1.45 shares of Fifth Third common stock ("Fifth Third Common Stock"), and (ii) $5.54 in cash (collectively, the "Merger Consideration"). The Company’s Series C Preferred Stock will remain outstanding and unchanged (except as modified by the Charter Amendment, as defined below) as preferred stock of the Company, which will be a subsidiary of Fifth Third.

Pursuant to an amendment to the Company's charter (the "Charter Amendment") that will become effective immediately prior to consummation of the Merger, the holders of Company Series C Preferred Stock will have the right to vote with the holders of Company Common Stock as a single class on all matters submitted to a vote of such common stockholders. Upon completion of the Merger, Fifth Third, as the sole holder of Company Common Stock, will control the Company. Following completion of the Merger, the holders of Company Series C Preferred Stock will vote with Fifth Third as a single class on all matters submitted to a vote of Fifth Third, as the sole common stockholder of the Company. Thus, the voting rights that will be conferred upon the holders of Company Series C Preferred Stock by the Charter Amendment will continue to apply with respect to the Company, and not Fifth Third, following completion of the Merger.

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

Note 25.	Subsequent Event

On February 6, 2019, the Company signed a termination agreement to exit the loss-share agreements with the FDIC that covered losses on consumer related loans acquired in connection with the Heritage, Benchmark, Broadway, and New Century FDIC-assisted transactions. Under the terms of the termination agreement, the Company made a payment of $15.9 million to the FDIC for the early termination of the loss-share agreements. The Company recorded a pre-tax gain of approximately $5.0 million in the fourth quarter of 2018 to eliminate the clawback liability and recognize the termination payment amount. The Company had $12.1 million in loans that were covered under these loss-share agreements at December 31, 2018.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

a)             Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of December 31, 2018 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

c)           Changes in Internal Control Over Financial Reporting: During the quarter ended December 31, 2018, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Directors and Executive Officers.  The information concerning our directors and executive officers required by this item either shall be: (i) deemed incorporated by reference from our definitive proxy statement for our 2019 Annual Meeting of Stockholders, if such proxy statement is filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year; or (ii) included in an amendment to this report filed with the Securities and Exchange Commission on a Form 10-K/A not later than the end of such 120-day period.

Section 16(a) Beneficial Ownership Reporting Compliance.  The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by our directors, officers and ten percent stockholders required by this item either shall be: (i) deemed incorporated by reference from our definitive proxy statement for our 2019 Annual Meeting of Stockholders, if such proxy statement is filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year; or (ii) included in an amendment to this report filed with the Securities and Exchange Commission on a Form 10-K/A not later than the end of such 120-day period.

Code of Ethics.  We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions, and to all of our other employees and our directors.  A copy of our code of ethics is available on our Internet website address, www.mbfinancial.com.

Item 11.	Executive Compensation

The information concerning compensation and other matters required by this item either shall be: (i) deemed incorporated by reference from our definitive proxy statement for our 2019 Annual Meeting of Stockholders, if such proxy statement is filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year; or (ii) included in an amendment to this report filed with the Securities and Exchange Commission on a Form 10-K/A not later than the end of such 120-day period.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information concerning security ownership of certain beneficial owners and management required by this item either shall be: (i) deemed incorporated by reference from our definitive proxy statement for our 2019 Annual Meeting of Stockholders, if such proxy statement is filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year; or (ii) included in an amendment to this report filed with the Securities and Exchange Commission on a Form 10-K/A not later than the end of such 120-day period.

The following table sets forth information as of December 31, 2018 with respect to compensation plans under which shares of our common stock may be issued:

Equity Compensation Plan Information

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, warrants and rights (1)	Weighted Average Exercise Price of Outstanding Options, warrants and rights (1)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the first column) (2)
Equity compensation plans approved by stockholders	2,247,641	$—	2,138,446
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	2,247,641	$—	2,138,446

(1) Includes 220,823 shares underlying market-based restricted stock units and 647,102 shares underlying time-based restricted stock units.  Recipients of market-based restricted stock units will earn shares, totaling between 0% and 175% of the number of units issued, based on the Company's total stockholder return relative to a specified peer group of financial institutions over a three year period.  The market-based restricted stock units are included in the preceding table as if the recipients earned shares equal to 100% of the units issued.  Additionally, there were 7,522 shares underlying director stock units that we assumed in our 2006 acquisition of First Oak Brook Bancshares, Inc.  The market-based restricted stock units, restricted stock units and director stock units do not have an exercise price and are not taken into account in the determination of the weighted average exercise price.

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

Item 13.	Certain Relationships, Related Transactions, and Director Independence

The information concerning certain relationships and related transactions and director independence required by this item either shall be: (i) deemed incorporated by reference from our definitive proxy statement for our 2019 Annual Meeting of Stockholders, if such proxy statement is filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year; or (ii) included in an amendment to this report filed with the Securities and Exchange Commission on a Form 10-K/A not later than the end of such 120-day period.

Item 14.	Principal Accountant Fees and Services

The information concerning principal accountant fees and services required by this item either shall be: (i) deemed incorporated by reference from our definitive proxy statement for our 2019 Annual Meeting of Stockholders, if such proxy statement is filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year; or (ii) included in an amendment to this report filed with the Securities and Exchange Commission on a Form 10-K/A not later than the end of such 120-day period.

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

EXHIBIT INDEX
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

10.24A
Amended and Restated Employment Agreement by and between the Registrant, MB Financial Bank, N.A. and Mark A. Hoppe (incorporated herein by reference to Exhibit 10.24A to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-36599))

10.25
Taylor Capital Group, Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K of Taylor Capital Group, Inc. for the year ended December 31, 2008 (File No. 000-50034))

10.25A
Trust Under Taylor Capital Group, Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.17 of the Registration Statement on Form S-1 of Taylor Capital Group, Inc. filed May 24, 2002 (Registration No. 333-89158))

10.25B
Amendment to the Taylor Capital Group, Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.25B to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-36599))

10.26
Taylor Capital Group, Inc. Senior Officer Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q of Taylor Capital Group, Inc. for the quarterly period ended June 30, 2009 (File No. 000-50034))

10.26A
Amendment to the Taylor Capital Group, Inc. Senior Officer Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.26A to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-36599))

10.27
First Oak Brook Bancshares, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 to First Oak Brook’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-14468))

10.27A
Amendment to First Oak Brook Bancshares, Inc. Executive Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.27A to the Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2007 filed on May 15, 2007 (File No. 0-24566-01))

10.29
Form of Transitional Employment Agreement between the Registrant (as successor to First Oak Brook) and Rosemarie Bouman (incorporated herein by reference to Exhibit 10.10 to First Oak Brook’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-14468))

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

101
The following financial statements from the MB Financial, Inc. Annual Report on Form 10-K for the year ended December 31, 2018, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) the notes to consolidated financial statements*

*  Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MB FINANCIAL, INC.
(registrant)

By:	/s/Mitchell Feiger
Mitchell Feiger
President and Chief Executive Officer

March 1, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures		Title

/s/Mitchell Feiger		Director, President and Chief Executive Officer
Mitchell Feiger		(Principal Executive Officer)	March 1, 2019

/s/Randall T. Conte		Vice President and Chief Financial Officer
Randall T. Conte		(Principal Financial Officer)	March 1, 2019

/s/John Francoeur		Chief Accounting Officer
John Francoeur		(Principal Accounting Officer)	March 1, 2019

/s/Thomas H. Harvey*		Director	March 1, 2019
Thomas H. Harvey

/s/David P. Bolger*		Director	March 1, 2019
David P. Bolger

/s/C. Bryan Daniels*		Director	March 1, 2019
C. Bryan Daniels

/s/Sunil Garg*		Director	March 1, 2019
Sunil Garg

/s/Charles J. Gries*		Director	March 1, 2019
Charles J. Gries

/s/James N. Hallene*		Director	March 1, 2019
James N. Hallene

/s/Richard J. Holmstrom*		Director	March 1, 2019
Richard J. Holmstrom

/s/Mark A. Hoppe*		Director	March 1, 2019
Mark A. Hoppe

/s/Karen J. May*		Director	March 1, 2019
Karen J. May

/s/Renee Togher*		Director	March 1, 2019
Renee Togher

*By:	/s/Mitchell Feiger	Attorney-in-Fact