Form 10-K/A
period 2018-12-31
MB FINANCIAL INC /MD
filed 2019-03-21
CIK 1139812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.:

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

EXPLANATORY NOTE

MB Financial, Inc. (the “Company,” or “we,” “our” and “us”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 with the U.S. Securities and Exchange Commission (“SEC”) on March 1, 2019 (the “Original Form 10-K”). We are filing this Amendment No. 1 to the Original Form 10-K (this “Amendment”) solely for the purpose of including the information required by Items 10 through 14 of Part III of Form 10-K that was to be incorporated by reference from our definitive proxy statement for our 2019 annual meeting of stockholders because our definitive proxy statement is not expected to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2018. This Form 10-K/A hereby amends and restates in their entirety the Form 10-K cover page and Items 10 through 14 of Part III.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Part III, Items 10 through 14, of the Original 10-K are hereby amended and restated in their entirety, and Part IV, Item 15(a)(3), of the Original Form 10-K is hereby amended and restated in its entirety, with the only changes being the filing of new currently dated certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as expressly noted in this Amendment, this Amendment does not reflect events occurring after the filing of the Original Form 10-K or modify or update in any way any of the other disclosures contained in the Original Form 10-K including, without limitation, the financial statements. Accordingly, this Amendment should be read in conjunction with our Original Form 10-K and our other filings with the SEC.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers.  The following table provides certain information regarding the current members of the Company’s Board of Directors.

Name	Age	Position(s) Held in the Company	Director Since (1)
David P. Bolger	62	Director	2004
C. Bryan Daniels	60	Director	2014
Mitchell Feiger	60	Director and President and Chief Executive Officer of the Company	1992
Sunil Garg	52	Director	2016
Charles J. Gries	73	Director	2006
James N. Hallene	58	Vice Chairman	2000
Thomas H. Harvey	58	Chairman of the Board	1995
Richard J. Holmstrom	61	Director	1998
Mark A. Hoppe	65	Director and Co-Chairman, President, and Chief Executive Officer of the MB Financial Bank, N.A. (the "Bank")	2017
Karen J. May	61	Director	2004
Renee Togher	56	Director	2011
__________

(1)
Includes service with the Company’s predecessors prior to the November 6, 2001 merger of equals (the “MB-MidCity Merger”) between MB Financial, Inc., a Delaware corporation ("Old MB Financial") and MidCity Financial Corporation, a Delaware corporation (“MidCity Financial”), which resulted in the Company in its present legal form.

The business experience for at least the past five years of each member of the Company's Board of Directors is set forth below.

David P. Bolger. Mr. Bolger was most recently the Chief Operating Officer of Chicago 2016, the effort to bring the 2016 Olympic and Paralympic Games to Chicago.  Prior to assuming that role, he was Executive Vice President and Chief Financial Officer of Aon Corporation, the world’s largest insurance and reinsurance intermediary, a position held since early 2003.  Prior to joining Aon, Mr. Bolger worked for 21 years at Bank One Corporation and its predecessor companies, serving in various roles including President of American National Bank & Trust Company of Chicago.  Since January 2012, Mr. Bolger has served as a director and chairman of the audit committee of Chicago-based Ryan Specialty Group, LLC, a global organization which seeks to provide wholesale brokerage, underwriting managers and other specialty insurance services.  Mr. Bolger serves as a director of the Lincoln Park Zoo, the Chicago History Museum, World Sport Chicago, and Merit School of Music, all non-profit entities based in Chicago.  Mr. Bolger has extensive experience in commercial banking and financial reporting.  In addition, his experience as Chief Operating Officer of Chicago 2016 enhanced his organizational and leadership skills and strengthened his many ties to the Chicago community.  Mr. Bolger is Chairman of the Board’s Enterprise Risk Committee.

C. Bryan Daniels. Mr. Daniels is the co-founder and principal of all Prairie Capital funds: Mezzanine (I) and Funds II-VI. Prairie Capital is a Chicago-based private equity firm focused on the lower-end of the middle market. Mr. Daniels also serves on the boards of Accelerated Academies, Education Incites, R3 Education, Right at School, and Tower Engineering Professionals, LLC. Mr. Daniels is a member of the board of advisors of Siena Capital Partners. Mr. Daniels is a member of the visiting committee of the Physical Science Department of the University of Chicago. From March 2009 until its merger into the Company on August 18, 2014 (the “MB-Taylor Capital Merger”), Mr. Daniels served as a director of Taylor Capital Group, Inc. (“Taylor Capital”) and its subsidiary bank, Cole Taylor Bank. Mr. Daniels became a director of the Company upon completion of the Company's MB-Taylor Capital Merger. Mr. Daniels brings to the Board a strong investment background and extensive business experience across a variety of industries. Mr. Daniels is Chairman of the Board's Technology Committee.

Mitchell Feiger. Mr. Feiger is President and Chief Executive Officer of the Company, positions he held with Old MB Financial from February 1999 until completion of the MB-MidCity Merger.  Mr. Feiger also serves as a director of the Bank and was President and Chief Executive Officer of the Bank from September 2010 until August 2014.  Mr. Feiger began his career with Touche Ross & Company in 1982, and in 1984 joined Affiliated Banc Group, a bank holding company which was sold in 1987, where he worked in various capacities until eventually becoming Executive Vice President.  Mr. Feiger served as President and a director of Coal City Corporation from 1992 until the completion of the merger of Coal City Corporation into Avondale Financial Corp. (renamed MB Financial, Inc.) in February 1999.  He also served as Chief Executive Officer of Coal City Corporation from October 1998 until completion of that merger.  Mr. Feiger served as a director of Calamos Asset Management, Inc. from 2007 to 2012.  He also serves as a director and Chairman of the Board of Community Investment Corporation, a nonprofit community development financial institution focused on financing affordable rental housing in the Chicago area.  Mr. Feiger has more than 30 years of experience in the banking industry, and has served as Chief Executive Officer of the Company or one of its predecessors for more than 15 years.  Mr. Feiger brings to the Board extensive industry experience, invaluable knowledge of all aspects of the Company’s business and operations, strong leadership and organizational skills and deep ties to the Chicago area and its local business community.

Sunil Garg. Mr. Garg is the Global Managing Director at Uptake, LLC (“Uptake”). He joined Uptake in 2015, the leading insights-as-a-service software company to major industry, to lead their global energy practice. Prior to Uptake, Mr. Garg spent 13 years at Exelon Corporation, serving on the Executive Committee and holding numerous senior executive positions, including Chief Information and Innovation Officer and President of Exelon Power. Mr. Garg began his career in public policy, having been a research associate at Chapin Hall Center for Children and then serving as both an Assistant to Chicago Mayor Daley and a White House Fellow under President Clinton. He currently sits on the boards of Project&, the Invisible Institute, the Board of Atomic Scientists and Chapin Hall. Mr. Garg earned a M.B.A. and a B.A. at the University of Chicago, and a M.P.P. from Harvard's Kennedy School of Government. Mr. Garg's background and experience in the information technology field and disruptive technologies make him a valuable addition to the Board.

Charles J. Gries.  Mr. Gries founded Charles J. Gries & Company, LLP, the predecessor firm to CJG Partners LLP, a public accounting firm, in 1983 and recently retired from his equity position with the firm. He continues to work with the firm in assisting clients in mergers, acquisitions and consulting.  From 1968 to 1983, Mr. Gries served in various capacities in a regional and national CPA firm through the partner level.  Prior to its acquisition by the Company on August 25, 2006, Mr. Gries served as a director of Oak Brook Bank since 1981, and as a director of First Oak Brook Bancshares, Inc. (“First Oak Brook”) since 2002. Mr. Gries became a director of the Company upon completion of the Company’s acquisition of First Oak Brook.  With more than 40 years of experience in public accounting and more than 35 years of experience serving as a bank director, Mr. Gries has in-depth knowledge of accounting and auditing matters affecting financial institutions and is a particularly valuable resource to the Company’s financial management.  Mr. Gries is Chairman of the Board’s Audit Committee.

James N. Hallene.  Mr. Hallene founded Capital Concepts, LLC, a Chicago-based private equity investment firm, in 1998 and currently serves as its principal.  He is also a founding partner with CapX Partners, an equipment leasing fund and a licensee of the Small Business Administration’s Small Business Investment Company Program. CapX is a wholly-owned subsidiary of Accord Financial Corporation.  Before Capital Concepts, Mr. Hallene co-founded and later sold the data-consolidation company, MaxMiles.  For 15 years, Mr. Hallene was employed at American National Bank, a subsidiary of Bank One Corporation, where he oversaw credit, cash management and technology-business units during his tenure.  Mr. Hallene serves on the boards of KeHE Distributors, HallStar Company, VSA Partners, and Resource Land Fund.  Through his prior work in the banking industry and current investment firm positions, Mr. Hallene brings to the Board a diverse array of business experiences and extensive knowledge of corporate governance matters.  Mr. Hallene is Chairman of the Board’s Nominating and Corporate Governance Committee.

Thomas H. Harvey.  Mr. Harvey was appointed Chairman of the Board of Directors of the Company effective December 31, 2006. Mr. Harvey is the Chief Executive Officer of Energy Innovation: Policy and Technology LLC, an energy and environmental policy firm located in San Francisco. He also runs an energy technology investment firm and serves on the Board of Directors of Achates Power Inc. From 2007 through 2011, Mr. Harvey was the Founder and CEO of the ClimateWorks Foundation, the world’s largest philanthropic program dedicated to achieving low-carbon economic prosperity. From January 2002 to April 2008, Mr. Harvey served as the Environment Program Director of the William and Flora Hewlett Foundation. From January 1991 to January 2002, Mr. Harvey served as President of Energy Foundation. Mr. Harvey’s executive positions with multiple foundations and other organizations provide him with strong organizational and leadership skills, which make him particularly well-suited to serve as Chairman of the Board and as Chairman of the Board’s Executive Committee. Mr. Harvey also has gained extensive investment experience through his management of the investment portfolio for a foundation and as the manager of multiple financial trusts.  Mr. Harvey holds undergraduate and graduate degrees in engineering from Stanford University, with a focus on large systems management.

Richard J. Holmstrom.  Mr. Holmstrom is Co-Founder and Managing Partner of Menlo Equities LLC, a real estate investment and development company headquartered in Menlo Park, California. Prior to co-founding Menlo Equities, Mr. Holmstrom was a partner at the Shidler Group, a private real estate investment company with offices across the United States. Mr. Holmstrom is a member and past president of the Silicon Valley Chapter of the National Association of Industrial and Office Properties. He was a co-founder of New Resource Bank which was purchased by Amalgamated Bank. Mr. Holmstrom is a member of the Executive Committee of the Fisher Center for Real Estate and Urban Economics. Other outside board experience includes serving as a trustee of the Stanford Alumni Association and as a member of the Advisory Board of the UC Berkeley Haas School of Business. Mr. Holmstrom brings to the Board extensive knowledge and experience in commercial real estate matters, which is one of the Company’s primary lending areas. The diversity of his other board experiences provides him with a unique perspective in addressing matters before the Board.

Mark A. Hoppe. Mr. Hoppe is President and Chief Executive Officer of MB Financial Bank, N.A. Mr. Hoppe is also Co-Chairman of the Board of the Bank. From March 2010 until the MB-Taylor Capital Merger, Mr. Hoppe was Chief Executive Officer of Taylor Capital.  He also served as President and a director of Taylor Capital and as President, Chief Executive Officer and a director of Cole Taylor Bank from February 2008 until the MB-Taylor Capital Merger.  Prior to joining Taylor Capital, Mr. Hoppe spent more than 27 years with LaSalle Bank, N.A.  Mr. Hoppe serves on the Board of Directors and Finance Committee for Ann & Robert H. Lurie Children’s Hospital of Chicago and on the Board of Advisors, Executive Committee, Finance Committee and Nominating Committee for Catholic Charities of the Archdiocese of Chicago.  Mr. Hoppe is a Vice Chairman of Window to the World Communications, Inc. (WTTW|WFMT) and serves on various committees, including the Development and Finance Committees.  Mr. Hoppe is a member of the Board of Trustees, Audit Committee, and Student Development & Success Committee for Loyola University; Executive Committee Member of DePaul University’s Center for Financial Services; and an alumnus of Leadership Greater Chicago. Mr. Hoppe is past chairman of the Illinois Bankers Association and past president of the Bankers Club of Chicago. Mr. Hoppe, who was appointed as a director of the Company in 2017, brings to the Board over 40 years of experience working in the banking industry and deep connections to the local communities in which the Company operates.

Karen J. May.  Ms. May was Executive Vice President, Global Human Resources of Mondelez International, Inc. (formerly Kraft Foods, Inc.) until her retirement on September 30, 2018.  She joined Kraft Foods in October 2005 as the Executive Vice President, Global Human Resources of Kraft Foods, Inc.  Prior to that, Ms. May was Corporate Vice President, Human Resources, of Baxter International, Inc. and served in that capacity beginning in February 2001.  Ms. May joined Baxter in 1990 as Director, Corporate Audit.  Ms. May held various positions including Vice President/Controller of the U.S. Distribution Business and Vice President of International Finance.  In 1998, Ms. May was named Vice President of Global Planning and Staffing.  In 2000, Ms. May’s responsibilities expanded to include all global human resource functions including compensation, benefits, employee relations, development and employee services.  Prior to joining Baxter, Ms. May worked at PriceWaterhouseCoopers in the Atlanta, Chicago and New York offices. Ms. May is also a member of the Board of Directors of Ace Hardware Corporation. She joined the Ace Hardware Board in 2017 and is Chairman of its Audit Committee and is also a member of its Compensation Committee.  With her initial career background in financial and accounting-related matters and more recent positions as a senior executive in charge of human resources for two large, publicly held companies, Ms. May brings a wealth of knowledge and experience in multiple areas of critical importance to the Board, especially with regard to compensation matters.  Ms. May is Chair of the Board’s Organization and Compensation Committee.

Renee Togher.  Ms. Togher was appointed as a director of the Company in August 2011.  Ms. Togher is President and a director of Chicago-based Azteca Foods, Inc., a family-owned, leading manufacturer of tortilla products.  Ms. Togher currently serves on the boards of The Illinois Manufacturer’s Association and The Bridge Teen Center, and as a trustee of DePaul University. She is a past advisory board member of Homerun Inn Pizza and has served as a director of many not-for-profit boards including The Greater Chicago Food Depository, Access Living, National Museum of Mexican Art, and Mercy Hospital.  Ms. Togher earned her Bachelor’s degree in Business Administration from the University of Illinois, Urbana-Champaign. She completed the Loyola University Family Business Next Generation Leadership Institute Program.  As President of a middle market company in the Chicago area and her strong ties to the Chicago community, Ms. Togher brings to the Board business operating experience and first-hand knowledge of local market conditions, which make her a valuable member of the Company’s board.

Executive Officers Who Are Not Also Directors

Set forth below is a description of the business experience for at least the past five years of each executive officer who is not also a director of the Company.

Rosemarie Bouman.  Ms. Bouman, age 62, is Vice President of the Company and Executive Vice President, Administration and a director of the Bank.  Ms. Bouman served in a variety of capacities for First Oak Brook and its subsidiary bank, Oak Brook Bank, from 1983 until our acquisition of First Oak Brook and Oak Brook Bank on August 25, 2006.  Her most recent positions were as Executive Vice President, Chief Operating Officer and Chief Financial Officer of First Oak Brook and as Senior Executive Vice President of Oak Brook Bank. Ms. Bouman previously served as an auditor with Arthur Andersen & Co. from 1979 to 1983.

Randall T. Conte.  Mr. Conte, age 58, is Vice President and Chief Financial Officer of the Company and of the Bank (since April 30, 2016) and Executive Vice President, Chief Operating Officer of the Bank. Mr. Conte is also a director of the Bank. Prior to the MB-Taylor Capital Merger, Mr. Conte was Chief Financial Officer of Taylor Capital and Chief Financial Officer and Chief Operating Officer of Cole Taylor Bank. In addition, he oversaw the Retail Banking Group at Cole Taylor Bank.  Mr. Conte joined Cole Taylor Bank in 2008 from LaSalle Bank Corporation, where he last served as Executive Vice President and head of operations for LaSalle Bank’s retail, consumer and business banking businesses.  Prior to that, he served as Chief Operations Officer for ABN Amro’s Mortgage Group and as Corporate Controller for LaSalle Bank Corporation.  He was also a line of business Chief Financial Officer for ABN Amro Services Company.  Before his tenure at ABN Amro / LaSalle, Mr. Conte held senior management positions at SBC Warburg (now UBS) and Arthur Andersen.

Mark A. Heckler.  Mr. Heckler, age 55, is Executive Vice President, Commercial Banking of the Bank. From April 2013 to March 2016, he served as Executive Vice President, Commercial Banking and Wealth Management of the Bank. Mr. Heckler is also a director of the Bank. Prior to April 2013, Mr. Heckler was responsible for the Risk Management area of the Bank. Prior to joining the Bank in 2002, he was First Vice President of Bank One and served in various management positions with its predecessor organization, American National Bank and Trust Company of Chicago, since 1985. Mr. Heckler also served as Chairman of the Board of Norwood Life Care, a not-for-profit senior living facility in Chicago. He is also an Advisory Board member of Delta Dental of Illinois Foundation (DDILF).  DDILF is the 501(c)(3) charitable arm of Delta Dental of Illinois and works to support and improve the oral health of people in Illinois, with a specific focus on children. Mr. Heckler is a member of the Board of Trustees of Adler University.

Brian J. Wildman.  Mr. Wildman, age 56, is Executive Vice President, Consumer Banking. From April 2013 to March 2016, he served as Executive Vice President, Risk Management and Chief Risk Officer of the Bank. Mr. Wildman is also a director of the Bank. Prior to April 2013, Mr. Wildman was responsible for the Bank's Wealth Management and Commercial Services groups.  Prior to joining the Bank in 2003, he was First Vice President of Bank One and served in various management positions with its predecessor organization, American National Bank and Trust Company of Chicago, since 1988.  Mr. Wildman is a member of the Board of Trustees of Missionary Furlough Homes, Inc. and a member of the Board of Trustees of Innovator ETFs Trust.

Jill E. York.  Ms. York, age 55, is Vice President of the Company and Executive Vice President, Specialty Banking and Mergers and Acquisitions of the Bank. Prior to April 30, 2016, she served as Chief Financial Officer of the Company and Executive Vice President, Chief Financial Officer of the Bank. Ms. York is also a director of the Bank.  Prior to the MB-MidCity Merger, she served as Vice President and Chief Financial Officer of Old MB Financial since joining the Company in August 2000 and also served as Senior Vice President, Chief Financial Officer and a director of Manufacturers Bank, Old MB Financial's subsidiary bank.  Ms. York previously served as a partner with the public accounting firm of McGladrey and Pullen LLP.  She was in public accounting for 15 years and is a member of the Illinois CPA Society. Ms. York is a member of the Board of Trustees of Illinois Wesleyan University and Chairs its Audit Committee.

Section 16(a) Beneficial Ownership Reporting Compliance.  Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who beneficially own more than 10% of the outstanding shares of our Common Stock to file reports of ownership and changes of beneficial ownership with the Securities and Exchange Commission and to furnish us with copies of the reports they file.  Based solely on a review of the reports we received, or written representations from certain reporting persons, we believe that with respect to 2018 all reports were timely filed except for the inadvertent failure by Mr. Hoppe to timely file a Form 4 to report one transaction and the inadvertent failure of Mr. Daniels to timely file a Form 4 to report one transaction.

Code of Ethics.  We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions, and to all of our other employees and our directors.  A copy of our code of ethics is available on our Internet website address, www.mbfinancial.com.

Audit Committee. The Audit Committee of the Company’s Board of Directors is currently comprised of Directors Gries (Chair), Bolger, Holmstrom and Togher. The current members of the Audit Committee are “independent,” as independence for audit committee members is defined in the NASDAQ Listing Rules.  Our Board of Directors has designated Directors Gries and Bolger as “audit committee financial experts,” as defined in the rules of the Securities and Exchange Commission.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

In this section, we provide an overview and analysis of our compensation programs, the compensation policy decisions we have made under those programs, and the material factors that we considered in making those decisions. Following this section, you will find a series of tables containing specific information about the compensation earned or paid for 2018 to the following individuals (our “named executive officers”):

Mitchell Feiger	President and Chief Executive Officer of the Company (“CEO”)
Randall T. Conte	Vice President and Chief Financial Officer of the Company and of the Bank, and Executive Vice President and Chief Operating Officer of the Bank
Jill E. York	Vice President of the Company and Executive Vice President, Specialty Banking and Mergers and Acquisitions of the Bank
Mark A. Heckler	Executive Vice President, Commercial Banking of the Bank
Brian J. Wildman	Executive Vice President, Consumer Banking of the Bank

Executive Summary

As previously disclosed and as described elsewhere in this report, during the second quarter of 2018 we announced the discontinuation of our national mortgage origination business and we entered into a merger agreement with Fifth Third Bancorp (“Fifth Third”) pursuant to which the Company will be acquired by Fifth Third. Execution of the mortgage business discontinuation is proceeding as planned. The merger is expected to be completed on March 22, 2019. As noted below, certain elements of our compensation program for 2018 were impacted by the mortgage business discontinuation, the merger agreement and merger-related activities. The following discussion relates to the Company’s executive compensation for 2018 and does not describe actions and compensation decisions that might be taken by Fifth Third after completion of the merger.

Strong Business Performance. We continued to deliver strong core operating results (which exclude our Mortgage Banking Segment) in spite of the additional demands on our management created by the discontinuation of the mortgage business and pending merger:

Operating earnings growth	Increased operating earnings, excluding Mortgage Banking Segment* 17.6% to $241.8 million in 2018 compared to 2017
Strong return on assets relative to peers	Operating return, excluding Mortgage Banking Segment, on average assets* of 1.35% in 2018 was better than 11 of our 20 compensation peers for 2018
Emphasis on key fee initiatives produced core non-interest income growth	Increased core non-interest income* for 2018 in key fee categories (excluding mortgage banking revenue) approximately 9.6% to $281.5 million from $256.9 million in 2017
Disciplined loan growth and improved asset quality amid highly competitive markets
Increased total loans, excluding purchased credit-impaired loans, by $104.8 million, or 0.8%, to $14.0 billion at year-end 2018 compared to year-end 2017

Reduced non-performing loans to total loans to 0.50% at year-end 2018 from 0.55% at year-end 2017

Deposit growth and sustained deposit mix	Maintained low-cost deposits of $12.3 billion at year-end 2018, down slightly from year-end 2017 Low-cost deposits continued to represent approximately 84% of total deposits at year-end 2018
Enhanced capital position	Increased ratio of tangible common equity to tangible assets* at year-end 2018 to 9.42%, up from 8.70% at year-end 2017
Returns for our stockholders	Increased diluted operating earnings per common share* by 15.9% to $2.70 for 2018 from $2.33 for 2017 Increased annual cash dividends 17.1% to $0.96 per common share
* Please see our Current Report on Form 8-K, furnished to the SEC on January 22, 2019, for reconciliation of these non-GAAP financial measures: operating earnings, operating return on average assets, return on average tangible common equity, core non-interest income, core non-interest income to revenues and diluted operating earnings per common share

Effect of Discontinuation of Our National Mortgage Origination Business. On April 12, 2018, we announced the discontinuation of our national mortgage origination business, which included substantially all originations outside of the Company's consumer banking footprint in the Chicagoland area. In this Compensation Discussion and Analysis and the tables and narrative that follow, we refer to this business as the “mortgage business.”

The execution of the discontinuation of the mortgage business required significant time and effort by certain executive officers and departments in addition to time and effort devoted to their day-to-day obligations. The impact of the mortgage business discontinuation on Company and individual performance was taken into account by the Organization and Compensation Committee of the Company's Board of Directors (referred to below as the “Committee”) in its determination of the short-term annual incentive for 2018.

Effect of Merger Agreement with Fifth Third. On May 20, 2018, we entered into an Agreement and Plan of Merger with Fifth Third and its wholly-owned subsidiary, Fifth Third Financial Corporation, pursuant to which Fifth Third agreed to acquire the Company in a stock and cash transaction. In this Compensation Discussion and Analysis and the tables and narrative that follow, we refer to the Agreement and Plan of Merger as the “merger agreement” and the transaction as the “merger.” We received the necessary stockholder approvals for the merger on September 18, 2018. Fifth Third received the necessary regulatory approvals to complete the merger on March 6, 2019, and the merger is expected to be completed on March 22, 2019.

Our entry into the merger agreement in May 2018 and the merger-related activities affected our compensation decisions for 2018. For example, under the merger agreement, Fifth Third agreed that the Committee could determine the 2018 annual incentives and bonuses prior to year-end based upon actual performance (both Company and individual performance) through the date of determination and by measuring the level of achievement after taking into account the impact of, and the costs, expenses and nonrecurring charges associated with, the merger agreement and merger-related activities on such performance. We were authorized to determine the 2018 annual bonuses before year-end and to pay such 2018 bonuses to, and accelerate vesting of certain long-term incentive awards held by our senior officers if, in consultation with Fifth Third, it was determined that paying and vesting such amounts prior to year-end would mitigate the Company's, Fifth Third's, and the affected officers' exposure to potential adverse tax consequences under Sections 280G and 4999 of the Internal Revenue Code.

The negotiation of the merger agreement and merger-related activities required significant attention and focus of our CEO and certain executive officers, on top of their daily obligations to execute our strategic and business plans, including the winding down of the mortgage business. The substantial contributions toward our successful entry into the merger agreement and the strong leadership in support of the performance of our business amid uncertainty were recognized in the compensation decisions made by the Committee. During December 2018, we determined and paid the 2018 annual incentive to, and accelerated the vesting of certain restricted stock and restricted stock units otherwise scheduled to vest in February 2019 which were held by, our CEO and our other executive and senior officers, as contemplated by the merger agreement and described above.

2018 Compensation Decisions. A key guiding principle of our executive compensation program is to attract, retain, motivate, and reward our executives and employees by paying for performance. We strive to accomplish this through our program designs, our pay policies and our long-term goal to provide value to our stockholders. Our 2018 compensation programs and resulting compensation decisions reinforced this approach.

We provided rewards commensurate with performance.

•	Early in 2018, we established challenging, Board-approved financial goals designed to create value for our stockholders.

•
We aligned a substantial portion of the variable compensation of our named executive officers (approximately 76% for our CEO) to our financial and business results, as well as to individual contributions and performance;

•
In December 2018, the Committee approved a target score of 100% on the Company performance component of the annual incentive plan. The score reflected strong performance in our core businesses and substantial customer retention notwithstanding the challenges associated with the wind down of the mortgage business and enhanced competition seeking to capitalize on the distractions associated with our pending merger; and

•
We rewarded our CEO and other executive officers based on Company results and strong individual performance with respect to leadership and execution on a day-to-day basis and where applicable, the substantial additional contributions related to the discontinuance of the mortgage business and to merger-related activities.

Our program is designed to align the interests of our executive officers and our stockholders.

•
Our long-term incentive awards are entirely linked to our stock price with 50% of the awards in the form of performance share units which are earned based on how our total stockholder return (“TSR”) compares to the TSR of an industry index and 10% in the form of stock options which will have value based solely on how much our stock price appreciates. The remaining 40% of the awards are in the form of restricted stock or restricted stock units;

•	We have robust stock ownership guidelines to further align the interests of our executives with our stockholders.

Best-Practice Compensation Approaches. To further support long-term value creation, we follow good governance practices including:

Median benchmarking	The Committee benchmarks the compensation of our CEO and other executive officers with the goal to target to peer median levels.
Pay-for-performance
A substantial percentage of each of our named executive officers’ target total direct compensation is variable compensation.
Approximately 76% of the target total direct compensation of our CEO is based on annual and long-term performance.

Performance measures supporting strategic objectives
The performance measures we use for our annual (short-term) incentive plan reflect strategic and operating objectives we believe will create long-term value for our stockholders. The stockholder value created from meeting our objectives rewards executives through our long-term incentive plan.

Appropriate risk-taking	We set achievable performance goals that are centered around our internal financial plan, which we believe will not encourage risk taking outside the range of risk inherent in our business.
Minimum performance requirements and capped payouts
Our performance-based short-term and long-term incentives require minimum levels of performance before amounts are earned and these incentives also have a cap on maximum payouts. For 2018, the maximum payout under our short-term variable incentive plan was set at 250% of target. The PSUs awarded in 2018 have a capped payout at 175% of target.

Robust clawback provisions
We include robust clawback provisions in our incentive plans and awards. Incentive compensation may be forfeited, canceled, reduced or subject to clawback in the event of financial restatement and other circumstances, including conduct that exposes the Company to inappropriate or excessive risks, failure to follow policies related to risk or other serious misconduct, or violation of confidentiality or restrictive covenants.

No new golden-parachute excise tax gross-ups	We have not entered into any agreements that provide a golden parachute excise tax gross-up in the event of a change in control except agreements entered into prior to 2010.
“Double-trigger” severance benefits and “double-trigger” equity incentive vesting in the event of a change in control
In the event of a change in control, the payment of the severance benefits and the acceleration of vesting of long-term incentive awards are “double trigger.” Severance payments and accelerated vesting of continuing equity incentive awards will not occur unless there is also a qualifying termination of employment upon or after the change in control.

No repricing or exchanges of underwater stock options	Our long-term incentive plan prohibits repricing or exchange of underwater stock options without stockholder approval.
Significant stock ownership requirement
Our executive officers and directors are required to accumulate and hold our common stock equal to a multiple of base salary or cash directors’ fees. Our CEO is expected to, and does, hold at least 6x his base salary. Failure to comply with the guidelines may result in a reduction in equity awards in the future or require the retention of shares received upon vesting of long-term incentive awards.

Protective covenants
To receive long-term and other incentive compensation, senior officers must enter into a protective covenants agreement obligating the officer to comply with confidentiality and restrictive covenants. Failure to comply with the agreement may subject the executive to cancellation of awards and a requirement to repay amounts received from awards.

Strong Stockholder Support for Our Compensation Programs. At last year’s annual meeting, our stockholders overwhelmingly supported our “say-on-pay” resolution, with over 96% of the votes cast voting to approve the executive compensation disclosed in last year’s proxy statement. In addition, at the special meeting held September 18, 2018 during which our stockholders approved the merger with Fifth Third, similar support was shown on the “say-on-merger-related compensation” resolution, with over 96% of the votes cast voting to approve the merger-related compensation payable to our CEO and other executive officers disclosed in the special meeting proxy statement. We believe these votes reflect strong stockholder recognition of the strengths and effectiveness of our executive compensation program, including our pay practices, our alignment of pay with our performance and provisions applicable in the event of a change in control, such as the merger.

Compensation Philosophy and Objectives. The Committee establishes, implements and monitors adherence to our compensation philosophy. Our compensation program is designed to attract and retain high-caliber people and to motivate and reward key employees for outstanding performance that should result in building and maintaining stockholder value. The Committee has adopted and continues to apply the following executive compensation program policy and underlying philosophy. Specifically, our executive compensation program:

•	Allows us to attract, retain and motivate talented individuals who are critical to our success;

•	Aligns actual pay based on the achievement of our annual and long-term performance goals;

•	Encourages achievement of strategic objectives, creation of stockholder value, aligning employee and stockholder interests;

•	Recognizes and rewards individual initiative and achievement;

•	Maintains an appropriate balance between base compensation and short-and long-term incentive opportunities and between cash and stock-based compensation; and

•	Properly incorporates risk mitigation features.

Base salaries are generally reviewed during the first quarter of each year. Merit increases and market adjustments, if warranted, are considered at that time. These adjustments help ensure that we recognize performance and remain competitive in seeking to attract and retain talent.

Target annual incentive opportunities are established at levels intended to provide competitive total cash compensation at target for meeting our performance goals. Actual total cash compensation earned may be above or below target based on achievements against our Company and individual performance assessments.

Target long-term incentive (“LTI”) opportunities are also intended to provide competitive total compensation for achieving our performance goals. The LTI program consists of stock-based awards with multiyear vesting periods that serve to reward performance, motivate long-term perspective, align our executives with stockholder interests and retain our key executives and high performers. Awards are determined based on competitive market practice and individual performance, providing the opportunity to realize increased rewards when stockholder value increases.

Meridian Compensation Partners, LLC (“Meridian”), the independent consultant retained by the Committee, conducts competitive reviews to provide market reference to the Committee when setting pay opportunities and making pay decisions. Reviews are generally conducted on a biennial basis. The most recent review occurred during 2016. No review was conducted in 2018 due to the pending merger.

The 2016 review took into account the increase in the size and complexity of our organization as a result of our August 2016 acquisition of American Chartered Bancorp and the repositioning of our senior executive officers and restructuring of our strategic oversight and management committees during the first half of 2016. Initially, the Committee and Meridian looked at the composition of the peer group used by the Committee to compare (i.e. benchmark) the levels of base salary, target total cash compensation and target total direct compensation, the structure and design of our compensation programs and to compare our performance against market. An updated peer group was initially constructed of 21 commercial banking institutions of asset size ranging from .5x to 2.0x the Company’s asset size, positioning the Company at approximately the median. The filtering process excluded institutions subject to acquisition agreements and those with a business significantly different from ours, as evidenced by a small concentration of C&I loans relative to our ratio of C&I loans to total loans of greater than 40% or with a ratio of non-interest income to operating revenue of less than 10%. The resulting peer group, which we sometimes refer to as our “compensation peer group” or “benchmarking peer group,” recommended by Meridian and approved by the Committee used in setting compensation for 2017 and 2018, included the following financial institution holding companies:

Associated Banc Corp	BancorpSouth	BOK Financial Corporation
Commerce Bancshares, Inc.	Cullen/Frost Bankers, Inc.	F.N.B. Corp.
First Horizon National Corporation	First Midwest Bancorp, Inc.	Fulton Financial Corporation
Hancock Whitney Corporation	IBERIABANK corp.	Old National Bancorp
PrivateBancorp, Inc. (1)	Prosperity Bancshares	Sterling Bancorp
Synovus Financial	TCF Financial Corporation	Trustmark Corporation
UMB Financial Corporation	Webster Financial Corporation	Wintrust Financial Corporation

(1)	Subsequently excluded as it was acquired during 2017.

At the time the peer group was constructed, Meridian and the Committee believed these 21 companies represented a good cross section of financial institutions of similar asset size, revenue, and market capitalization, and with similar business lines and loan portfolio composition. These institutions ranged in asset size from $9.7 billion to $31.5 billion, with a median asset size of $20.7 billion, compared to our then estimated year-end 2016 assets of approximately $18.4 billion and our actual year-end 2017 assets of approximately $20.1 billion.

In keeping with our compensation philosophy, the Committee has adopted the following market benchmark and competitive positioning of the elements of our executive compensation program (“target” refers to pay that would be provided for on-plan, budgeted or median performance levels, as applicable):

Base Salary	Total Cash Compensation	Total Direct Compensation
	(Salary and Bonus)	(Salary, Bonus and Long-Term)
50th percentile	50th percentile	50th percentile

The amount of pay ultimately received by our executive officers will depend upon performance. If our financial and strategic performance is strong relative to our goals and our stock price appreciates, executive officers may earn significant rewards from annual and long-term incentives. If performance falls below our goals, annual incentives will be lower or will not be earned at all, as evidenced by the fact that none of the PSUs granted in 2015 were earned because our relative TSR over the three-year performance period which ended in February 2018 was below the 25th percentile threshold. If our stock price performance lags that of our peers, amounts received under our long-term incentives may be reduced or eliminated.

Base Salary. Over time, an executive officer’s base salary will reflect a combination of factors, including competitive pay levels relative to the benchmarking peer group, the position’s role, level of authority and responsibility, internal pay equity, the individual’s expertise, experience and skill level, and the officer’s overall contribution to the business and performance in managing his or her area of responsibility. The decision-making process does not use a formula or specific weighting of these factors and we generally seek to maintain an executive officer’s base salary level within the competitive range around the 50th percentile of our benchmarking peer group.

For 2018, the Committee reviewed the base salaries of our named executive officers against those of the 2016 benchmarking peer group and within the context of the senior leadership team as a whole. Based on this review and internal pay equity considerations, the Committee approved a modest, merit-based increase of three percent to the base salaries for each of our named executive officers other than Mr. Feiger, whose base salary was unchanged.

Named Executive Officer	2017 Base Salary	2018 Base Salary	Increase
Mitchell Feiger	$925,000	$925,000	—%
Randall T. Conte	450,000	464,000	3
Jill E. York	485,520	501,000	3
Mark A. Heckler	450,000	464,000	3
Brian J. Wildman	450,000	464,000	3

Short-Term Variable Incentive (Annual Bonus). The short-term variable incentive (annual bonus) opportunity for named executive officers is targeted as a percentage of base salary. We generally seek to maintain an executive officer’s target total cash compensation (base salary plus annual bonus target) within the competitive range around the 50th percentile of our benchmarking peer group. As part of the overall review of individual compensation levels, the Committee also considers the target total cash compensation of our executive officers, taking into account any change in base salary. For 2018, the Committee maintained the 2017 target bonus levels for Mr. Feiger (110% of base salary) and for Mr. Conte, Ms. York, Mr. Heckler, and Mr. Wildman (75% of base salary).

Bonuses, if any, have generally been determined and paid during the first quarter following assessment of the prior calendar year’s performance. However, as contemplated by the merger agreement, the 2018 bonuses were determined in December 2018 and paid to our CEO and other executive and senior officers prior to year-end.

We use a scorecard approach for determining the amount of annual bonus earned by our named executive officers. An executive officer’s bonus will be a function of the officer’s target bonus amount, the Company performance score and the officer’s individual performance score:

Target Bonus Amount	X	Company Performance Score	X	Individual Performance Score	=	Annual Bonus Amount

The Company score and the individual performance score may range from 0% to 200%, provided that the maximum annual bonus for 2018 was capped at 250% of target. The final bonus amount determined by the Committee may reflect an adjustment from the formula result. The threshold, target and maximum amounts that could have been payable to the named executive officers as annual bonuses for 2018 are set forth in the Grants of Plan-Based Awards table under “Estimated Possible Payouts under Non-Equity Incentive Plan Awards.”

The Committee determines the Company score based upon the Company scorecard and input from Mr. Feiger, subject to approval by the Board. Mr. Feiger also provides the Committee with a recommended individual performance assessment and score for each of the other executive officers. The Committee assigns a score to Mr. Feiger’s individual performance based on its qualitative assessment of his contribution to the Company’s performance. The Committee considers management’s assessment, Mr. Feiger’s recommendations and its own assessment in determining the final performance scores. Final annual incentive amounts are determined and approved by the Committee, with Mr. Feiger’s bonus amount subject to approval by the Board.

Company Performance Assessment - 2018. The discontinuation of the mortgage business, entry into the merger agreement and resulting merger-related activities were critical considerations used by the Committee in assessing Company performance for 2018. When approved in the first quarter of 2018, the Company scorecard centered on execution of our strategic objectives and achievement of goals for financial and operational performance. We weighted the performance metrics to emphasize the relative importance of the performance in those areas to our strategic objectives for the year.

The performance metrics and goals initially established for assessing 2018 Company performance were centered on our 2018 business plan and did not anticipate the impact the discontinuation of the mortgage business or the merger agreement and merger-related activities would have on the Company’s business or financial performance. Prior to the announcement of those events in April and late May, the Company’s financial performance was ahead of our 2018 business plan. The effect of these announcements on our business and the related costs and expenses negatively impacted our results. As a result, the Committee determined the Company-wide score based on a subjective, transparent and rigorous process which assessed full-year performance against the backdrop of the goals contained in the initial scorecard, the run rate of above-target performance through May 31, 2018 and the best estimates of where the Company’s results fall with, and without, the impact of the year’s unexpected events. In December 2018, the Committee used this approach and assessed the Company’s performance as follows:

•	Revenue growth drivers (40% weighting):
Metrics - Core non-interest income, loan growth, and low-cost deposit growth.

Assessment - Combined score of 105% and a weighted score of 42%, reflecting year-long above-target levels of core non-interest income and on target loan growth and low-cost deposit amounts after taking into account the necessary shift in focus from customer growth to customer retention due to heightened competitive pressure in the marketplace caused by the pending merger.

•	Bottom-line performance (40% weighting):
Metrics - Net income from operations and operating return on average assets.

Assessment - Combined score of 90% and a weighted score of 36%, as both our net income and operating return on average assets fell below our goals.

•	Balance sheet quality (10% weighting):
Metric - Non-performing, potential problem, and purchased credit-impaired loans to total loans.

Assessment - Score of 60% for a weighted score of 6%, as non-performing, potential problem, and purchased credit-impaired loans rose as we experienced an increase in potential problem loans compared to the end of 2017.

•	Execution of key strategic initiative (10% weighting):
Metric - Implementation of technology strategy.

Assessment - Score of 100% for a weighted score of 10%, in recognition of the successful completion of key strategic projects and participation in integration activities despite merger-related turnover of certain staff positions.

This assessment yielded an initial Company performance score of 94%. However, in the Committee’s estimation, the Company’s overall performance merited a target score. In reaching this conclusion, the Committee noted the Company’s above-target financial performance prior to the announcement of the merger and the successful pivot in focus and execution thereafter which generated strong customer retention and core operating results under extraordinary circumstances. As a result, the Committee recommended, and the Board approved, a final Company score of 100%.

Individual Performance Assessments - 2018. Individual performance is a significant factor in the annual bonus earned by an executive officer.

The Committee determines the individual performance score for executive officers (other than Mr. Feiger) based on a qualitative assessment provided by Mr. Feiger. The assessment includes the individual contributions of each executive officer to the Company’s performance and the performance of the officer’s business unit or department. For 2018, these assessments also took into account each executive officer’s contributions and, where applicable, achievements related to discontinuation of the mortgage business and additional recognition for merger-related activities. Mr. Feiger scored each officer’s performance on a scale ranging from 0% to 200%. The Committee itself reviews Mr. Feiger’s performance and assigns a score for individual performance, also ranging from 0% to 200%, based on its assessment of the Mr. Feiger’s contributions to the Company.

For Mr. Feiger, the Committee’s evaluation again centered on his leadership and recognition that, as Chief Executive Officer, he is ultimately responsible for the Company’s financial performance and execution of its business plan and strategic initiatives. For the other named executive officers, Mr. Feiger’s recommendations for individual performance scoring reflect the effort, leadership, contribution, and value delivered to the Company and the Bank, as evidenced by the performance of the Company, their respective areas of responsibility and contributions to the mortgage restructuring and merger-related activities, as applicable.

Final Short-Term Variable Incentive Amounts - 2018

The individual performance scores and resulting bonuses approved in December 2018 by the Committee, and in Mr. Feiger’s case also approved by the Board, are set forth in the table below. The bonus amounts reflect the Company performance score of 100% and individual performance scores awarded as follows:

Mr. Feiger’s individual performance score of 130% recognizes his continued strong leadership with respect to the execution of our strategic and operating directives evidenced by our performance during 2018, the successful wind down of our mortgage business, negotiation and execution of the merger agreement, and stewardship in keeping our business focus.

Mr. Conte’s individual performance score of 200% recognized Mr. Conte’s leadership and efforts in our financial and related areas which contributed to the strong performance of those departments, his instrumental role in leading completion of important projects in the operations, information technology, and information security areas, the analysis, decision-making and successful execution of the mortgage business wind down, and his extensive involvement in merger-related systems and financial integration activities.

Ms. York’s individual performance score of 115% recognizes her continued leadership and contributions to the strong performance of our specialty banking businesses (such as cards, lease banking, and wealth management), the negotiation and execution of the merger agreement, and the Company’s overall performance and execution of our strategic and business objectives.

Mr. Heckler’s individual performance score of 125% acknowledges Mr. Heckler’s leadership and contributions to the strong performance of commercial banking businesses prior to the announcement of the merger agreement and our substantial success in customer and key employee retention in spite of the headwinds during the second half of the year caused by merger-related uncertainty.

Mr. Wildman’s individual performance score of 150% recognizes his leadership and significant contributions to the performance of our retail banking business and to the successful implementation of the wind down of the mortgage business.

The resulting annual incentive amounts earned by the named executive officers and paid in December 2018 are set forth in the table below.

Name	Target Bonus	Company Score	Individual Performance Score	Combined Score	Total 2018 Annual Incentive (Bonus)
Mitchell Feiger	$1,017,500	100%	130%	130%	$1,322,750
Randall T. Conte	348,000	100	200	200	696,000
Jill E. York	375,750	100	115	115	432,113
Mark A. Heckler	348,000	100	125	125	435,000
Brian J. Wildman	348,000	100	150	150	522,000

Long-Term Incentive. Long-term incentive, or LTI, is provided to key employees in the form of stock-based awards intended to retain these employees and reward them based upon the market value of our Common Stock, thereby directly aligning their interests with the long-term interests of stockholders. Awards are granted under our Omnibus Incentive Plan.

The Committee considers and approves annual long-term incentive awards during the first quarter. Making grants in the first quarter enables the Committee to coordinate the elements of each executive officer’s total compensation in relation to benchmarking and performance.

Long-term incentive awards are also awarded during the year as appropriate for promotions and new hires. Recruitment grants made to individuals below the executive officer level are generally made on the date of hire and are approved by the Chief Executive Officer. Recruitment grants to an individual at the executive officer level are approved by the Committee. Our Chief Executive Officer also has the authority to grant awards to existing employees below the executive officer level for recognition and retention purposes. As with recruitment grants, these grants must be within prescribed limits and are reported to the Committee at its next scheduled meeting after the grant.

We generally seek to maintain an executive officer’s target total direct compensation (base salary, annual bonus target and value of long-term incentive) within a competitive range around the 50th percentile of our benchmarking peer group. As part of the overall review of our compensation program in 2016, the Committee reviewed the target total direct compensation of our executive officers after taking into account our 2016 benchmarking peer group and the changes made to the base salary and target bonus amounts. Based upon its review, with respect to the February 2018 grants, the Committee increased the target value of long-term incentives to 210% (from 175%) of base salary for Mr. Feiger and maintained the target value of 80% of base salary for the other named executive officers.

The Committee established 100% of the target amount as the starting point when making the 2018 LTI awards. Actual award amounts may then be adjusted to reflect the Committee’s assessment of each executive’s performance, the Company’s performance and the executive’s overall internal and external pay positioning. In February 2018, the Committee approved awards at the target amount for each of Messrs. Feiger, Conte and Wildman, and at 115% for Ms. York and Mr. Heckler.

Once the long-term incentive award amount is determined, the Committee allocates the award using a mix of performance share units (“PSUs”), restricted stock or restricted stock units (“restricted stock”) and stock options for the annual LTI awards to our executive officers. In keeping with the pay-for-performance philosophy, PSUs represented 50% of the aggregate value of the LTI awards, and restricted stock and stock options represented 40% and 10% of the aggregate value, respectively. This mix is intended to provide 60% of LTI awards based on future performance tied to stockholder value and 40% to support reward, retention, and ownership objectives.

Our 2018 PSUs were directly aligned with stockholder interests and vest based on the Company’s relative Total Stockholder Return (“TSR”) for the three-year performance period commencing in February 2018 and ending in February 2020. Our TSR performance is measured against the TSR performance of 48 financial institutions in the KBW Nasdaq Bank Index. Recipients will earn 25% of the number of PSUs granted if the Company’s TSR is at the 25th percentile of the group, 100% of the number of PSUs granted if the Company’s TSR is at the 50th percentile, and 175% of the number of PSUs granted if the Company’s TSR is at or above the 75th percentile. The actual number of shares earned will be interpolated between these points. No payment is made if the Company's TSR is below the 25th percentile. The restricted stock and stock option awards vest in 25% increments on each of the first four anniversaries of the date of grant, subject to continued employment. Stock options are directly aligned with increasing stockholder value, provide a longer perspective, and reward sustained stock price appreciation. Restricted stock and restricted stock units have a strong retention feature, align our executive officers’ interests with stockholder interests and support stock ownership objectives. Stock options, restricted stock and restricted stock units generally vest over four years, subject to continued employment.

Each of the 2018 LTI awards will continue to vest or, in some circumstances, vest in full in the event of a qualifying termination of employment, including retirement as defined in the applicable award agreement. The awards will not automatically vest upon a change in control, but provisions for vesting are included in the event the awards are not continued or upon certain qualifying terminations of employment after the change in control (so-called “double-trigger” vesting).

The LTI awards made to the named executive officers in February 2018 are set forth in the Grants of Plan-Based Awards table under the “Estimated Future Payouts under Equity Incentive Plan Awards” and “All Other Stock Awards” and “All Other Option Awards” columns, for the PSU, restricted stock and stock option grants, respectively. In addition, the aggregate grant date fair value of these awards is set forth in the Stock Awards (for the PSU and restricted stock grants) and Option Awards (for the stock option grants) columns in the Summary Compensation Table.

Retirement and Other Benefits. Each named executive officer participates in our 401(k) profit sharing plan, a tax-qualified plan in which all employees of the Company and its subsidiaries who work at least 30 hours per week are eligible to participate following three months of service. Participants are able to contribute up to the lesser of 75% of their eligible earnings or the limit prescribed by the Internal Revenue Service on a before-tax basis. We make matching contributions to the plan and we may also make profit-sharing contributions in such amount as is determined by our Board of Directors. All employee contributions are fully vested, and employer matching contributions vest after two years of service. Profit-sharing contributions made by the Company vest fully after six years of service.

The named executive officers, and certain other executives, are entitled to defer compensation under one of our two deferred compensation plans: the Stock Deferred Compensation Plan and the Non-Stock Deferred Compensation Plan. For deferrals under the stock plan, the executive’s account balance is credited or debited based on the performance of the assets of the stock plan trust, which are invested solely in Company Common Stock purchased by the plan trustee on the open market, except for such amounts of cash as the trustee deems necessary for the proper operation of the plan trust. For deferrals under the non-stock plan, the executive’s account balance is credited or debited based on the performance of one or more measurement funds selected by the executive, which in turn are based on certain mutual funds selected from time to time by our trustee to act as investment measurement devices. We may make discretionary contributions to the deferred compensation plans.

In addition, pursuant to his employment agreement, Mr. Feiger is entitled to a supplemental retirement benefit in the form of an annual credit to his Non-Stock Deferred Compensation Plan account equal to 20% of his base salary. For additional information, see “Non-qualified Deferred Compensation.”

The named executive officers participate in other employee benefit plans generally available to all employees, including group medical, dental, life and disability plans.

Perquisites and Other Personal Benefits. We provide the named executive officers with perquisites and other personal benefits that we and the Committee believe are reasonable and consistent with our overall compensation program to better enable us to attract and retain superior employees for key positions. The Committee periodically reviews the levels of perquisites and other personal benefits provided to the named executive officers. The incremental costs to us of providing these perquisites and other personal benefits to the named executive officers for the fiscal year ended December 31, 2018 are included in the Summary Compensation Table under the “All Other Compensation” column. Perquisites are generally limited to cars and country club memberships for select officers primarily for use with customers.

Employment Agreements and Change in Control Severance. We have entered into employment or change-in-control severance agreements with our named and other executive officers.

Mr. Feiger has been party to an employment agreement with us (or our predecessors) since 1999. Each of Ms. York and Mr. Wildman have been party to a change in control severance agreement since prior to 2008. We entered into a change in control severance agreement with Mr. Heckler in 2011 in connection with his becoming an executive officer and with Mr. Conte following the merger with Taylor Capital in 2014. We entered into these agreements to be consistent with competitive practice, as the use of agreements such as these is commonplace among financial institutions, in light of industry consolidations. In addition, we believe these agreements are consistent with our goal to attract and retain talented executives, as they help minimize uncertainty that may affect the executive’s performance in circumstances associated with changes in strategic direction and the possibility of change in control of the Company. See “Employment and Other Agreements with Named Executive Officers.” The merger with Fifth Third will be a change in control of the Company for purposes of these agreements.

In the event of a change in control (including our merger with Fifth Third), our executive officers may become subject to the excise tax on golden-parachute payments if the amount of certain compensation received as a result of the change in control exceed a threshold amount. The applicability and effect of the excise tax can vary significantly from executive officer to executive officer based on the executive’s personal compensation history. In keeping with historical competitive practice in the banking industry, each of Mr. Feiger, Ms. York and Mr. Wildman is a party to a pre-2010 tax gross-up agreement which provides that he or she will be paid an additional amount (referred to as a “gross-up payment”) that will offset, on an after-tax basis, the effect of any excise tax. See “Employment and Other Agreements with Named Executive Officers-Tax Gross-Up Agreements.” The Company’s obligation to pay a tax gross-up payment will arise only if the amount of such compensation which is above the threshold at which the excise tax is triggered exceeds the threshold by more than ten percent. If the excise tax is triggered, but the amount of compensation above the threshold does not exceed the threshold by more than ten percent, then the compensation otherwise owed to the executive officer will be reduced to a level below the threshold so that no excise tax is triggered. This approach avoids obligating the Company to pay a large gross-up payment in circumstances in which the adverse impact of the excise tax is not significant.

The only employment and change-in-control agreements which may obligate us to pay an excise tax gross-up have been in place since prior to 2010. We do not intend to enter into any new agreements which could obligate us to pay an excise tax gross-up. Change-in-control payments to Mr. Conte or Mr. Heckler will be reduced in circumstances in which doing so will provide a greater amount to them on an after-tax basis than if they received all payments and paid the golden-parachute excise tax in addition to all other applicable taxes.

For information on the potential payments due to the named executive officers in the event of a termination of employment or a change in control, see “Employment and Other Agreements with Named Executive Officers” and “Potential Payments on Termination of Employment and Change in Control.”

Protective Covenants Agreements. We have made and continue to make significant financial commitments and investments in our business units and people to support our growth. To protect these investments, we have, since the first quarter of 2010, required officers to enter into protective covenants agreements with us in return for eligibility to receive incentive compensation. Under the agreement, the individual is obligated to safeguard and not disclose or misuse our confidential information and, for a period of one year after termination of employment, to not solicit, do business with or employ our customers or employees or disparage the Company, or its officers, directors or employees. Because our existing employment agreement with Mr. Feiger already contained these protections for the Company, as well as a non-competition covenant, Mr. Feiger was not required to enter into a separate protective covenants agreement.

Tax Considerations. As in effect during 2017 and prior years, section 162(m) of the Internal Revenue Code generally eliminated the deductibility of compensation over $1 million paid to the CEO and certain highly compensated executive officers of publicly held corporations, excluding certain qualified performance-based compensation. Stock options, as a general matter, automatically constituted qualified performance-based compensation (provided that certain plan content and grant procedure requirements were met), while cash and other stock-based awards were required to be subject to stockholder-approved performance criteria in order to so qualify. In this regard, our stockholder-approved Amended and Restated Omnibus Incentive Plan enabled the Committee to structure our annual incentive plan as a cash award and certain of our stock-based performance awards as performance-based compensation intended to be exempt from the $1 million deductibility limit of Section 162(m). Effective for 2018, the Tax Cut and Jobs Act of 2017 amended section 162(m) to expand the $1 million deduction limit to performance-based compensation and amounts payable after termination of employment, subject to limited grandfathering of such amounts payable under certain agreements in effect on November 2, 2017.

Role of Executive Officers in Determining Compensation. Our Chief Executive Officer, Mr. Feiger, recommends to the Committee base salary, target bonus levels, actual bonus payments and long-term incentive grants for our executive officers (other than himself). Mr. Feiger makes these recommendations to the Committee based on the data and analysis provided by our human resources department and independent compensation consultant and on qualitative judgments regarding individual performance. Mr. Feiger is not involved with any aspect of determining his own compensation.

Compensation Clawback Provisions. We include robust clawback provisions in our incentive plans and awards. Incentive compensation may be forfeited, canceled, reduced or subject to clawback to the extent required by applicable laws, rules and regulations or in the event of misconduct.

In general, such laws, rules and regulations will require incentive compensation based on financial statements or performance metrics which are restated or proven to have been materially inaccurate to be subject to forfeiture or repayment. Conduct which may result in forfeiture, cancellation, reduction or clawback, includes conduct that exposes the Company to inappropriate or excessive risks, failure to follow policies related to risk or other serious misconduct, or violation of confidentiality or restrictive covenants.

Stock Ownership Guidelines. We have Board-approved stock ownership guidelines applicable to our executive officers, including our named executive officers, as well as our non-employee directors. These guidelines were established to further reinforce the alignment of the financial interests of these executives and non-employee directors with those of our long-term stockholders. The guidelines are reviewed annually and were most recently updated in 2016. For our executive officers, the current guidelines are:

Named Executive Officer	Guideline
Mitchell Feiger	6 times base salary
Randall T. Conte	3 times base salary
Jill E. York	3 times base salary
Mark A. Heckler	3 times base salary
Brian J. Wildman	3 times base salary

Our other executive officers are required to own shares having a value of three times their respective base salaries.

An executive officer’s stock ownership requirement is based upon the officer’s salary as of the date the guidelines were adopted or, if later, as of the date the officer first became subject to the guidelines. As of any date, the share value for shares owned will be the greater of the fair market value of the shares as of that date or the executive officer’s or non-employee director’s cost basis in those shares (as determined by the purchase price paid for the shares if purchased other than through awards under the Company’s incentive plans or fair market at the time of vesting or exercise for shares issued under the incentive plans).

Non-employee directors are required to own shares having a value of at least $200,000. The applicable ownership level must be attained by the fifth anniversary of the date of the appointment as an executive officer or a non-employee director.

The ownership requirement is based on actual ownership, which includes shares held directly, through trusts or through our 401(k) plan or non-qualified deferred compensation plan. Unvested share-based awards and all unexercised stock options or stock appreciation rights are not considered “owned” for this purpose.

The Committee and the Board review compliance with the guidelines annually. If a director or executive officer fails to comply with the guidelines, the Committee and the Board may (i) limit future equity awards, (ii) require retention of portions of future equity exercises or shares that have vested or (iii) pay future bonus amounts or Board retainers in stock.

As of December 31, 2018, each of our directors and named executive officers has met, or is on pace to meet within the required time frame, his or her respective stock ownership requirements.

Organization and Compensation Committee Report

The Organization and Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained above with management and, based on such review and discussion, the Organization and Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10‑K for the fiscal year ended December 31, 2018.

Submitted by the Organization and Compensation Committee of the Company’s Board of Directors:

Karen J. May, Chairperson
James N. Hallene
Richard J. Holmstrom
Renee Togher

Summary Compensation Table
(2018)

The following table and explanatory footnotes provide certain information concerning the compensation paid to or earned by the named executive officers for 2018, 2017, and 2016:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total Compensation ($)
Mitchell Feiger	2018	$925,000	$—	$1,807,889	$194,352	$1,322,750	$—	$554,803	(4)	$4,804,794
President and Chief Executive Officer of the Company	2017	925,000	—	1,630,840	161,875	991,000	—	397,122		4,105,837
	2016	879,000	—	1,445,743	141,517	791,100	—	392,530		3,649,890

Randall T. Conte	2018	$460,769	$—	$359,434	$36,005	$696,000	$—	$156,379	(5)	$1,708,587
Vice President and Chief Financial Officer of the Company and Executive Vice President, Chief Financial Officer, Chief Operating Officer of the Bank	2017	450,000	—	372,180	36,004	337,500	—	73,831		1,269,515
	2016	441,692	—	324,973	32,622	221,850	—	74,492		1,095,629

Jill E. York	2018	$497,428	$—	$459,445	$44,710	$432,113	$—	$152,620	(6)	$1,586,316
Vice President of the Company and Executive Vice President, Specialty Banking and Mergers and Acquisitions of the Bank	2017	485,520	—	402,477	38,876	364,140	—	91,974		1,382,987
	2016	483,323	—	440,318	41,888	242,760	—	100,412		1,308,701

Mark A. Heckler	2018	$460,769	$—	$441,749	$41,413	$435,000	$—	$142,499	(7)	$1,521,430
Executive Vice President, Commercial Banking of the Bank	2017	450,000	—	377,204	36,004	337,500	—	82,048		1,282,756
	2016	387,692	—	359,302	32,401	198,000	—	77,118		1,054,513

Brian J. Wildman	2018	$460,769	$—	$334,952	$36,005	$522,000	$—	$138,454	(8)	$1,492,180
Executive Vice President, Consumer Banking of the Bank	2017	450,000	—	367,202	36,004	329,000	—	67,553		1,249,759
	2016	386,615	—	385,898	32,311	197,450	—	66,538		1,068,812

(1)
The amounts in this column are calculated using the grant date fair value of the award under Accounting Standards Codification Topic No. 718, Compensation-Stock Compensation (“ASC Topic 718”), based, in the case of restricted shares, on the number of restricted shares awarded and the fair market value of the Company’s common stock on the date the award was made and, in the case of market-based performance share units (“PSUs”), on the assumptions set forth in Note 19 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.  The number and grant date fair value of the restricted shares and PSUs awarded to each named executive officer during 2018 are shown in the Grants of Plan-Based Awards table.  The PSUs entitle recipients to shares of common stock and accrued dividends at the end of a three-year vesting period.  Recipients will earn shares, totaling between 25% and 175% of the number of units issued based on the Company's total stockholder return relative to a specified peer group of financial institutions over the three-year period, provided that no shares will be earned if threshold performance is not met. The value of the PSUs included in the table is the grant date fair value based on probable outcomes at the date of grant.  The value of each of the PSU awards at grant date for each of the named executive officers assuming the highest level of performance (175%) and based on the closing price of $41.01 for our Common Stock on the February 28, 2018 grant date, would be as follows:

Name	Fair Value at Grant Date	Maximum Value at Grant Date
Mitchell Feiger	$1,030,708	$1,700,111
Randall T. Conte	190,965	314,998
Jill E. York	237,130	391,153
Mark A. Heckler	219,638	362,282
Brian J. Wildman	190,965	314,998

(2)
The amounts in this column present the grant date fair value of stock options awarded to the named executive officers in 2018 and do not reflect the value of shares received or which may be received in the future with respect to such stock options. The assumptions used to determine the value of these awards are set forth in Note 19 of the Notes to Consolidated Financial Statements contained in Item 8 of this report. The number and grant date fair value of stock options awarded to each named executive officer during 2018 are shown in the Grants of Plan-Based Awards table.

(3)	Represents short-term variable cash incentive (annual bonus) awards earned.

(4)
Includes non-qualified supplemental retirement contributions under our non-stock deferred compensation plan of $481,375, supplemental disability insurance premiums paid on Mr. Feiger’s behalf of $4,153 and 401(k) matching and profit sharing contributions of $23,327.  Also includes the value of a leased automobile provided to Mr. Feiger of $28,750 and club dues paid on behalf of Mr. Feiger of $17,198.

(5)
Includes non-qualified supplemental retirement contributions under our stock deferred compensation plan of $121,927 and 401(k) matching and profit sharing contributions of $23,327.  Also includes the value of a leased automobile provided to Mr. Conte of $11,125.

(6)
Includes non-qualified supplemental retirement contributions under our non-stock deferred compensation plan of $101,868 and 401(k) matching and profit sharing contributions of $23,327.  Also includes the value of a leased automobile provided to Ms. York of $14,842 and club dues paid on behalf of Ms. York of $12,583.

(7)
Includes non-qualified supplemental retirement contributions under our non-stock deferred compensation plan of $92,695 and 401(k) matching and profit sharing contributions of $23,327.  Also includes the value of a leased automobile provided to Mr. Heckler of $8,184 and club dues paid on behalf of Mr. Heckler of $18,293.

(8)
Includes non-qualified supplemental retirement contributions under our non-stock deferred compensation plan of $103,677 and 401(k) matching and profit sharing contributions of $23,327.  Also includes the value of a leased automobile provided to Mr. Wildman of $11,450.

Mr. Feiger has an employment agreement with the Company.  Each of Messrs. Conte, Heckler, and Wildman and Ms. York has a change-in-control severance agreement with the Bank.  For descriptions of these agreements, see “Employment and Other Agreements with Named Executive Officers.”  Explanations of the amounts of salary and bonus in proportion to total compensation are provided under “Compensation Discussion and Analysis.”

Grants of Plan-Based Awards
(2018)

The following table and explanatory footnotes provide certain information with respect to grants of plan-based awards to the named executive officers during 2018.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other: Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#) (3)	Exercise Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Options Awards (4)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Mitchell Feiger	2/28/2018	$—	$1,017,500	$2,543,750	—	—	—	—		—	—	$—
	2/28/2018	—	—	—	—	—	—	18,951	(5)	—	—	777,181
	2/28/2018	—	—	—	5,922	23,689	41,456	—		—	—	1,030,708
	2/28/2018	—	—	—	—	—	—	—		20,161	$41.01	194,352

Randall T. Conte	2/28/2018	$—	$348,000	$870,000	—	—	—	—		—	—	$—
	2/28/2018	—	—	—	—	—	—	3,511	(5)	—	—	143,986
	2/28/2018	—	—	—	—	—	—	597	(6)	—	—	24,483
	2/28/2018	—	—	—	1,097	4,389	7,681	—		—	—	190,965
	2/28/2018	—	—	—	—	—	—	—		3,735	$41.01	36,005

Jill E. York	2/28/2018	$—	$375,750	$939,375	—	—	—	—		—	—	$—
	2/28/2018	—	—	—	—	—	—	4,360	(5)	—	—	178,804
	2/28/2018	—	—	—	—	—	—	1,061	(6)	—	—	43,511
	2/28/2018	—	—	—	1,363	5,450	9,538	—		—	—	237,130
	2/28/2018	—	—	—	—	—	—	—		4,638	$41.01	44,710

Mark A. Heckler	2/28/2018	$—	$348,000	$870,000	—	—	—	—		—	—	$—
	2/28/2018	—	—	—	—	—	—	4,038	(5)	—	—	165,598
	2/28/2018	—	—	—	—	—	—	1,378	(6)	—	—	56,512
	2/28/2018	—	—	—	1,262	5,048	8,834	—		—	—	219,638
	2/28/2018	—	—	—	—	—	—	—		4,296	$41.01	41,414

Brian J. Wildman	2/28/2018	$—	$348,000	$870,000	—	—	—	—		—	—	$—
	2/28/2018	—	—	—	—	—	—	3,511	(5)	—	—	143,986
	2/28/2018	—	—	—	1,097	4,389	7,681	—		—	—	190,966
	2/28/2018	—	—	—	—	—	—	—		3,735	$41.01	36,005

(1)
Represents threshold, target, and maximum amount potentially payable under 2018 annual incentive awards.  The threshold amount is the amount that would have been payable if the minimum scores had been achieved. Target is the amount payable if Company-wide and individual scores had been 100%. The maximum amount reflects the highest amount payable. For 2018, the maximum payout under our short-term variable incentive plan was set at 250% of target.  The actual amounts earned for 2018 are reflected in the Summary Compensation Table under the “Non-Equity Incentive Plan Compensation” column and footnote (3) to that column.  For additional information, see “Compensation Discussion and Analysis-Short-Term Variable Incentive (Annual Bonus).”

(2)
Represents PSUs granted under our Amended and Restated Omnibus Incentive Plan. Each PSU represents the right to receive one share of our Common Stock and accumulated dividends.  Recipients will earn performance shares, totaling between 25% and 175% of the number of PSUs granted, based on the Company's total stockholder return (“TSR”) relative to a specified peer group of financial institutions over a three-year period. The threshold number of the PSUs is the number of shares payable for achievement at the 25th percentile, the target number of 100% of the PSUs is payable for achievement at the 50th percentile and the maximum number of 175% of the PSUs is payable for achievement at or above the 75th percentile. No shares will be earned if the relative TSR is below the 25th percentile. For additional information regarding the PSUs and 2018 awards see "Compensation Discussion and Analysis--Long-Term Incentives" and the Outstanding Equity Awards table.

(3)
Represents a stock option under our Amended and Restated Omnibus Incentive Plan that is scheduled to vest ratably over four years (25% per year) from the grant date, subject to continued employment. For additional information regarding the terms of this award, see “Compensation Discussion and Analysis - Long-Term Incentives.”

(4)
Represents the grant date fair value of the award determined in accordance with ASC Topic 718.  The assumptions used in calculating the grant date fair value of these awards are included in Note 19 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

(5)
Represents restricted stock and restricted stock unit awards (and accumulated dividends) under our Amended and Restated Omnibus Incentive Plan that is scheduled to vest ratably over four years (25% per year) from the grant date, subject to continued employment. For additional information regarding the terms of this award, see “Compensation Discussion and Analysis—Long-Term Incentive.”

(6)
Represents restricted stock award (and accumulated dividends) under our Amended and Restated Omnibus Incentive Plan that is scheduled to vest ratably over two years (50% per year) from the grant date. For additional information regarding the terms of this award, see "Compensation Discussion and Analysis - Long-Term Incentives."

Outstanding Equity Awards at Fiscal Year-End
(2018)

The following table and explanatory footnotes provide information with respect to all stock options and unvested stock awards held at December 31, 2018 by the named executive officers.  Vesting and other information relating to these awards set forth in the footnotes below assumes continued employment through the vesting date and is subject to acceleration of vesting in certain circumstances.  The numbers in the column “Number of Shares or Units of Stock That Have Not Vested” reflect the effect of the acceleration into December 2018 of vesting of certain restricted stock and restricted stock unit awards otherwise scheduled to vest in February 2019. See “Compensation Discussion and Analysis - Long-Term Incentives” and “Potential Payments on Termination of Employment or Change in Control.”

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#) (1)	Number of Securities Underlying Unexercised Options Unexercisable (#) (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (2)	Equity Incentive Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (2)
Mitchell Feiger	23,124	—	—	$20.40	8/29/2022	—		$—	—		$—
	18,988	—	—	27.09	8/28/2023	—		—	—		—
	19,648	—	—	29.80	2/26/2024	—		—	—		—
	10,526	3,508	—	31.26	2/25/2025	—		—	—		—
	10,240	10,240	—	30.33	2/24/2026	—		—	—		—
	4,242	12,726	—	45.67	2/22/2027	—		—	—		—
	—	20,161	—	41.01	2/28/2028	—		—	—		—
	—	—	—	—	—	3,645	(3)	144,451	—		—
	—	—	—	—	—	9,332	(4)	369,827	—		—
	—	—	—	—	—	—		—	40,828	(5)	1,618,014
	—	—	—	—	—	10,633	(6)	421,386	—		—
	—	—	—	—	—	1,697	(7)	67,252	—		—
	—	—	—	—	—	—		—	31,014	(8)	1,229,085
	—	—	—	—	—	14,213	(9)	563,261	—		—
	—	—	—	—	—	—		—	41,456	(10)	1,642,901

Randall T. Conte	2,612	870	—	$31.26	2/25/2025	—		$—	—		$—
	2,361	2,360	—	30.33	2/24/2026	—		—	—		—
	944	2,830	—	45.67	2/22/2027	—		—	—		—
	—	3,735	—	41.01	2/28/2028	—		—	—		—
	—	—	—	—	—	1,075	(4)	42,602	—		—
	—	—	—	—	—	—		—	9,412	(5)	372,998
	—	—	—	—	—	1,576	(6)	62,457	—		—
	—	—	—	—	—	—		—	6,897	(8)	273,328
	—	—	—	—	—	2,633	(9)	104,346	—		—
	—	—	—	—	—	—		—	7,681	(10)	304,398
	—	—	—	—	—	298	(11)	11,810	—		—

Outstanding Equity Awards at Fiscal Year-End
(Continued)

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#) (1)	Number of Securities Underlying Unexercised Options Unexercisable (#) (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (2)	Equity Incentive Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (2)
Jill E. York	7,229	—	—	$20.40	8/29/2022	—		$—	—		$—
	6,624	—	—	27.09	8/28/2023	—		—	—		—
	6,259	—	—	29.80	2/26/2024	—		—	—		—
	3,384	1,128	—	31.26	2/25/2025	—		—	—		—
	3,032	3,030	—	30.33	2/24/2026	—		—	—		—
	1,019	3,056	—	45.67	2/22/2027	—		—	—		—
	—	4,638	—	41.01	2/28/2028	—		—	—		—
	—	—	—	—	—	1,381	(4)	54,729	—		—
	—	—	—	—	—	—		—	12,084	(5)	478,889
	—	—	—	—	—	1,702	(6)	67,450	—		—
	—	—	—	—	—	—		—	7,450	(8)	295,244
	—	—	—	—	—	3,270	(9)	129,590	—		—
	—	—	—	—	—	—		—	9,538	(10)	377,991
	—	—	—	—	—	530	(11)	21,004	—		—

Mark A. Heckler	3,825	—	—	$12.09	7/22/2019	—		$—	—		$—
	4,100	—	—	17.20	7/28/2020	—		—	—		—
	4,343	—	—	20.40	8/29/2022	—		—	—		—
	4,241	—	—	27.09	8/28/2023	—		—	—		—
	4,007	—	—	29.80	2/26/2024	—		—	—		—
	2,307	769	—	31.26	2/25/2025	—		—	—		—
	2,345	2,344	—	30.33	2/24/2026	—		—	—		—
	944	2,830	—	45.67	2/22/2027	—		—	—		—
	—	4,296	—	41.01	2/28/2028	—		—	—		—
	—	—	—	—	—	1,068	(4)	42,325	—		—
	—	—	—	—	—	—		—	9,347	(5)	370,422
	—	—	—	—	—	1,576	(6)	62,457	—		—
	—	—	—	—	—	—		—	6,897	(8)	273,328
	—	—	—	—	—	3,028	(9)	120,000	—		—
	—	—	—	—	—	—		—	8,834	(10)	350,091
	—	—	—	—	—	689	(11)	27,305	—		—

Outstanding Equity Awards at Fiscal Year-End
(Continued)

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#) (1)	Number of Securities Underlying Unexercised Options Unexercisable (#) (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (2)	Equity Incentive Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (2)
Brian J. Wildman	—	766	—	$31.26	2/25/2025	—		$—	—		$—
	2,338	2,338	—	30.33	2/24/2026	—		—	—		—
	944	2,830	—	45.67	2/22/2027	—		—	—		—
	—	3,735	—	41.01	2/28/2028	—		—	—		—
	—	—	—	—	—	1,065	(4)	42,206	—		—
	—	—	—	—	—	—		—	9,321	(5)	369,391
	—	—	—	—	—	1,576	(6)	62,457	—		—
	—	—	—	—	—	—		—	6,897	(8)	273,328
	—	—	—	—	—	2,633	(9)	104,346	—		—
	—	—	—	—	—	—		—	7,681	(10)	304,398

(1)
Option expires on tenth anniversary of grant date. Options that expire on February 25, 2025, February 24, 2026, February 22, 2027, and February 28, 2028 vest ratably over four years (25% per year) from the February 25, 2015, February 24, 2016, February 22, 2017, and February 28, 2018 grant date, respectively.

(2)	Reflects the value as calculated based on the number of unvested shares or units as of December 31, 2018 and the closing price of our Common Stock on December 31, 2018 of $39.63.

(3)	Restricted stock and stock unit award scheduled to vest on February 25, 2019.

(4)
Restricted stock and stock unit award scheduled to vest in equal installments on February 24, 2019 and 2020 with respect to Mr. Feiger and in full on February 24, 2020 with respect to the other named executive officers.

(5)
PSUs granted on February 24, 2016, which entitle recipients to shares of common stock at the end of a three year vesting period.  Recipients will earn shares, totaling between 25% and 175% of the number of units issued, based on the Company's total stockholder return relative to a specified peer group of financial institutions over the three year period, provided that no shares will be earned if threshold performance is not met. In accordance with SEC rules, the PSUs are included in the preceding table as if the recipient earned 175% (the maximum number) of the units issued, based on the Company's above median total stockholder return relative to a specified peer group of financial institutions from grant date to year end. Following the end of the three-year vesting period on February 23, 2019, it was determined that 112.72% of these PSUs were earned based upon the Company’s total stockholder return relative to the specified peer group.

(6)
Restricted stock and stock unit award scheduled to vest in equal installments on February 22, 2019, 2020, and 2021 with respect to Mr. Feiger and February 22, 2020 and 2021 with respect to the other named executive officers.

(7)	Restricted stock and stock unit award scheduled to vest February 22, 2019.

(8)
PSUs granted on February 22, 2017, which entitle recipients to shares of common stock at the end of a three year vesting period.  Recipients will earn shares, totaling between 25% and 175% of the number of units issued, based on the Company's total stockholder return relative to a specified peer group of financial institutions over the three year period, provided that no shares will be earned if threshold performance is not met. In accordance with SEC rules, the PSUs are included in the preceding table as if the recipient earned 175% (the maximum number) of the units issued, based on the Company's above median total stockholder return relative to a specified peer group of financial institutions from grant date to year end.

(9)	Restricted stock and stock unit award scheduled to vest in equal installments on February 28, 2020, 2021 and 2022.

(10)
PSUs granted on February 28, 2018, which entitle recipients to shares of common stock at the end of a three year vesting period.  Recipients will earn shares, totaling between 25% and 175% of the number of units issued, based on the Company's total stockholder return relative to a specified peer group of financial institutions over the three year period, provided that no shares will be earned if threshold performance is not met. In accordance with SEC rules, the PSUs are included in the preceding table as if the recipient earned 175% (the maximum number) of the units issued, based on the Company's above median total stockholder return relative to a specified peer group of financial institutions from grant date to year end.

(11)	Restricted stock and stock unit award scheduled to vest on February 28, 2020.

Option Exercises and Stock Vested
(2018)

The following table and explanatory footnotes provide information about stock options exercised and stock awards vested during the year ended December 31, 2018 for each named executive officer:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#) (1)	Value Realized on Exercise ($) (2)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (3)
Mitchell Feiger	120,383	$2,954,780	23,680	$974,419
Randall T. Conte	—	—	7,817	310,178
Jill E. York	30,400	498,572	11,374	455,178
Mark A. Heckler	—	—	9,678	386,547
Brian J. Wildman	10,337	165,391	9,077	365,154

(1)
Certain shares acquired on the exercises by Mr. Feiger and Ms. York were used to satisfy the exercise cost and tax withholding related to the option awards. Net shares received by Mr. Feiger and Ms. York were 35,061 shares and 6,626 shares, respectively.

(2)	Represents amount realized upon exercise of stock options, based on the difference between the market value of the shares acquired at the time of exercise and the exercise price.

(3)	Represents the value realized upon vesting of restricted stock and performance share awards, based on the market value of the shares on the vesting date.

Non-Qualified Deferred Compensation
(2018)

The following table, explanatory footnotes and narrative provide information about non-qualified deferred compensation payable to each named executive officer under our Non-Stock Deferred Compensation Plan and Stock Deferred Compensation Plan:

Name	Executive Contribution in Last FY ($) (1)	Registrant Contributions in Last FY ($) (2)	Aggregate Earnings in Last FY ($) (3)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($) (4)
Mitchell Feiger	$197,772	$481,375	$(438,369)	$—	$6,652,220
Randall T. Conte	89,656	121,927	(18,240)	—	497,629
Jill E. York	64,684	101,868	(52,220)	(49,572)	914,930
Mark A. Heckler	43,233	92,695	(29,829)	—	504,610
Brian J. Wildman	216,423	103,677	(23,448)	—	927,657

(1)	All amounts are reported as compensation for 2018 in the Summary Compensation Table under the “Salary” or “Non-Equity Incentive Compensation” columns.

(2)
Amount represents contributions accrued by the Company for 2018 and paid into the non-qualified deferred compensation plan in 2019.  All of the amounts shown are reported as compensation for 2018 in the Summary Compensation Table under the “All Other Compensation” column.

(3)
None of the amounts shown are reported as compensation in the Summary Compensation Table, as these amounts do not constitute above-market or preferential earnings as defined in the rules of the Securities and Exchange Commission.

(4)
Of the aggregate balances shown, the following amounts were reported as compensation earned by the named executive officers in the Company’s Summary Compensation Table for the last year and for prior years: Mr. Feiger - $4,308,029; Mr. Conte - $475,063; Ms. York - $707,620; Mr. Heckler - $353,208; and Mr. Wildman - $822,886.

Certain of our officers, including each of the named executive officers, are permitted to defer up to 100% of their base annual salary, annual bonus and/or compensation for service as a director, under one of our two non-qualified deferred compensation plans: the Stock Deferred Compensation Plan and the Non-Stock Deferred Compensation Plan.  For deferrals under the stock plan, the executive’s account balance is credited or debited based on the performance of the assets of the stock plan trust, which are invested solely in our Common Stock purchased on the open market, except for such amounts of cash as the plan trustee deems necessary for the proper operation of the plan trust.  For deferrals under the non-stock plan, the executive’s account balance is credited or debited based on the performance of one or more measurement funds, which in turn are based on certain mutual funds selected from time to time by the our Board of Directors to act as investment measurement devices.  The executive selects the particular measurement funds for his or her account.

An executive is always 100% vested in his or her account balance, including any employer contributions which may be made by us in our discretion.  With certain exceptions, our deferred compensation obligations to an executive generally will be paid after the earlier of (1) a fixed payment date, if any, as may be selected by the executive in accordance with the plan’s short-term payout provisions, or (2) the termination of the executive’s employment or service or a qualifying change in control of the Company.  Payments made pursuant to the executive’s election to be paid in connection with the short-term payout provisions of the plan generally will be made in a lump sum.  A payout triggered by the termination of the executive’s employment or a change in control generally will be made in a lump sum unless the executive has made a proper election under the plan to be paid in installments.  Elections and payments are subject to compliance with tax code section 409A, including a six-month delay in payments triggered on termination of employment.  The plans provide for early withdrawal, with the approval of the Organization and Compensation Committee, of a participant’s account balance in the event of an unforeseeable financial emergency.  All distributions under the stock plan are made in shares of our Common Stock, except for fractional shares, which are paid in cash.  All distributions under the non-stock plan are made in cash.

Employment and Other Agreements with Named Executive Officers

Employment Agreement with Mr. Feiger.  We are party to a December 2008 amended and restated employment agreement with Mr. Feiger. Mr. Feiger’s employment agreement provides for a three-year term that is extended by one day on a daily basis (so that the term of the agreement is always three years) unless the Company gives notice that the extensions will cease.  The employment agreement entitles Mr. Feiger to an annual base salary of not less than $600,000 and an annual target bonus opportunity of not less than 60% of his base salary.

The employment agreement entitles Mr. Feiger to participation in benefit plans and the receipt of fringe benefits to the same extent as the other executive officers of the Company and the Bank, including but not limited to, payment by the Company of certain club dues and the use of a company car, and to long-term disability coverage and benefits as in effect on the date of the employment agreement, to the extent available at reasonable cost.  Mr. Feiger is entitled to a post-employment health benefit (the “Post-Employment Health Benefit”) which provides Company-paid health coverage for Mr. Feiger and his eligible dependents until Mr. Feiger becomes eligible for Medicare benefits.  The employment agreement also provides that on each December 31st during the term of the agreement, provided that he is then employed by the Company, Mr. Feiger will receive a fully-vested employer contribution to his account under the Company’s non-stock non-qualified deferred compensation plan in an amount equal to 20% of his base salary then in effect (the “Deferred Compensation Contribution”).  In the event of a change in control, Mr. Feiger is entitled to an acceleration of the deferred compensation contributions that would be made during the three-year period following the change in control.

The employment agreement provides that Mr. Feiger is to be considered for annual LTI awards, with the expectation, but not a requirement, that his awards will have a value on the date of grant, at target, equal to 100% of his salary earned for the preceding calendar year.  The mix and terms and conditions of Mr. Feiger’s awards generally will be the same as the awards made at the same time to the other senior officers of the Company, provided that any stock option granted to Mr. Feiger will have a term of ten years (or such other period as applies under the terms of stock options granted at the same time to other senior officers), may be subject to a vesting schedule, provided that any such vesting will continue following an involuntary termination of Mr. Feiger’s employment and will accelerate in the event of Mr. Feiger’s death or disability or in the event of a change in control if the unvested portion of the stock option would otherwise terminate, in whole or in part, by reason of the change in control, and have post-employment exercise periods.

If Mr. Feiger is involuntarily terminated prior to and not in connection with a change in control, he will receive monthly payments equal to the sum of one-twelfth of his then-current base salary, one-twelfth of the average annual cash incentive bonuses for the two full calendar years preceding the date of termination, and one-twelfth of the amount of the Deferred Compensation Contribution that he otherwise would have received on the next December 31st, based on his then-current base salary.  These payments will continue until the end of the agreement’s term unless the involuntary termination is a Non-Extension Termination, in which case the payments will continue for 18 months after the date of termination.  Mr. Feiger will also receive the Post-Employment Health Benefit and all other accrued but unpaid amounts to which he is entitled under the agreement, including any unpaid salary, bonus, expense reimbursements and vested employee benefits.  These other amounts are referred to below as “Accrued Compensation.”

The employment agreement provides that if Mr. Feiger is involuntarily terminated in connection with or within 18 months following a change in control, then he will receive a lump sum amount in cash equal to three times the sum of his then current base salary and target annual bonus, instead of the monthly payments described above.  He will also receive any Accrued Compensation and the Post-Termination Health Benefit.

If Mr. Feiger voluntarily terminates his employment for a reason that does not constitute “involuntary termination,” if the Company terminates Mr. Feiger’s employment after he has been disabled for one year, or if Mr. Feiger’s employment terminates due to death, then in any such case the Company’s only obligations under the agreement will be the payment of any Accrued Compensation and provision of the Post-Employment Health Benefit (to Mr. Feiger’s surviving spouse and eligible dependents, if the termination is due to Mr. Feiger’s death).  If Mr. Feiger’s employment is terminated for cause or for specified misconduct on his part under the federal banking laws, the Company’s only post-termination obligation under the agreement will be the payment of any Accrued Compensation.

The employment agreement imposes non-competition and non-solicitation covenants that will apply for one year following the termination of Mr. Feiger’s employment for any reason.  If Mr. Feiger breaches these covenants following an involuntary termination of his employment, the Company will be entitled to recover any amounts paid to him as a result of that termination.

The term “involuntary termination” is defined to include termination of Mr. Feiger’s employment by the Company (other than for cause or due to death, disability or specified misconduct on his part under the federal banking laws) without his consent, or by Mr. Feiger following a material reduction of or interference with his duties, responsibilities or benefits without his consent or within 90 days after he receives written notice from the Company that the term of the agreement will not be extended (referred to below as a “Non-Extension Termination”), provided that Mr. Feiger has given timely and proper notice to the Company and the Company does not timely cure the circumstances giving Mr. Feiger the right to terminate. Under the merger agreement, Fifth Third agreed that the closing of the merger will constitute circumstances entitling Mr. Feiger to resign and receive the amounts payable upon involuntary termination following a change in control as described above.

The term “change in control” is defined to mean the occurrence of any of the following: (i) any person becomes the beneficial owner of 35% or more of the voting stock of the Company or the Bank; (ii) individuals who were directors of the Company on the date of the employment agreement (referred to as the “incumbent board”) cease to represent a majority of the Board of Directors, except to the extent new directors are supported by the incumbent board; (iii) consummation of a reorganization, merger or consolidation of the Company or the Bank, other than, in the case of the Company, a transaction where the Company’s stockholders prior to the transaction hold more than 60% of the outstanding shares of the resulting entity following the transaction, or, in the case of the Bank, a transaction where the Company owns more than 50% of the outstanding securities of the resulting institution; or (iv) consummation of a sale of all or substantially all of the assets of the Company or the Bank or approval by the stockholders of the Company or the Bank of a plan of complete liquidation of the Company or the Bank. Our merger with Fifth Third will be a change in control for purposes of Mr. Feiger’s employment agreement.

Change in Control Severance Agreements.  The Bank has entered into Change in Control Severance Agreements with its named executive officers (other than Mr. Feiger).  The Change in Control Severance Agreement with Ms. York and Mr. Wildman has been in effect since December 2008 (with predecessor agreements in place prior to that time). We entered into a Change in Control Severance Agreement with Mr. Conte at the time of the Taylor Capital merger in August 2014, and with Mr. Heckler in 2011 in connection with his becoming an executive officer.  Each agreement is for a three-year term, which is automatically extended for one year on each anniversary of the agreement (so that the agreement has a three-year term following the extension).

Each agreement provides that if a change in control of the Company or the Bank occurs, and within 24 months thereafter the executive’s employment is involuntarily terminated without just cause or the executive voluntarily terminates his or her employment for good reason, he or she will be entitled to receive the following severance benefits:

•	a lump sum amount in cash equal to the executive’s annual base salary multiplied by two;

•	a lump sum amount in cash equal to the executive’s average annual bonus over the last two complete fiscal years multiplied by two;

•	immediate vesting of all of the executive’s benefits under all non-qualified retirement plans of the Bank and its affiliates in which the executive participates; and

•
continuation of health, dental, long-term disability and group term life insurance coverage at the same premium cost to the executive until the second anniversary of the executive’s termination date, subject to earlier discontinuation if the executive receives substantially similar benefits from a subsequent employer.

In addition, the executive will be entitled to the severance benefits described above if:  (1) within 24 months after a change in control of the Company or the Bank, a successor to the Bank fails to assume the Bank’s obligations under the agreement; (2) within 24 months after a change in control of the Company or the Bank, the Bank or any successor to the Bank breaches any provision of the agreement; or (3) the executive’s employment is involuntary terminated without just cause within six months prior to a change in control that occurs during the term of the agreement and either (a) the termination was at the request or direction of the person which has entered into an agreement with the Bank for a transaction that will result in a change in control or (b ) the executive reasonably demonstrates that the termination is otherwise in connection with or in anticipation of the change in control.

The term “good reason” is defined to include a specified reduction in the executive’s annual base salary and bonus opportunity or duties, significant diminution in position, authority or responsibilities or a required relocation. The definition of the term change in control contained in the change in control severance agreements is the same as the definition of that term in Mr. Feiger’s employment agreement as described above, except that, consistent with the original terms of this change in control severance agreement for Ms. York, a reorganization, merger, or consolidation involving the Company will constitute a change in control if the Company’s stockholders following the transaction own less than 70% (compared to 60% in Mr. Feiger’s employment agreement) of the outstanding shares of the resulting entity following the transaction.

Our merger with Fifth Third will be a change in control for purposes of the Change in Control Severance Agreements with Ms. York and Messrs. Conte, Heckler, and Wildman. In addition, the closing of the merger will constitute “good reason” entitling such officers to resign and receive the severance benefits described above.

Tax Gross-Up Agreements.  We are parties to legacy tax gross-up agreements with Mr. Feiger, Ms. York, and Mr. Wildman which have been in effect since December 2008 (with predecessor agreements in place prior to that time).  Each tax gross-up agreement provides that if the executive becomes entitled to receive payments or benefits in connection with a change in control, whether under his or her employment or change in control severance agreement, as applicable, or otherwise, then to the extent such payments or benefits constitute “excess parachute payments” under Section 280G of the Internal Revenue Code, the executive generally will be paid an additional amount (referred to as a “gross-up payment”) that will offset on an after tax basis, the effect of any excise tax consequently imposed upon him or her under Section 4999 of the Internal Revenue Code, provided the payments subject to the excise tax exceed a certain threshold amount. If the payments subject to the exercise tax do not exceed the threshold amount, the payments will be reduced to the extent necessary to fall below the amount at which the excise tax would be imposed. See “Compensation Discussion and Analysis-Employment Agreements; Change in Control Severance Agreements.”  The term “change in control” is defined generally as a change in ownership of the Company or a significant financial institution subsidiary of the Company that triggers the applicability of Section 280G and 4999. This will include our merger with Fifth Third.

The Company has not entered into any agreements obligating the Company to pay an excise tax gross-up since 2009.  As a result, Messrs. Conte and Heckler are not parties to tax gross-up agreements.

Potential Payments Upon Termination of Employment or Change in Control

The following table and explanatory footnotes describe the amounts that each of named executive officers would be entitled to receive following certain types of terminations of employment or in connection with a change in control. The amounts shown in the following table are approximate and reflect certain assumptions that the Company has made in accordance with the SEC’s rules. These assumptions are that the termination of employment or change in control occurred on December 31, 2018 (the last day of the Company’s 2018 fiscal year), and that the value of a share of the Company’s stock on that day was $39.63, the closing price on December 31, 2018 (the last trading day of the Company’s 2018 fiscal year). In addition, consistent with the SEC’s rules, the table does not include payments and benefits that are not enhanced by the termination of employment or change in control. Those payments and benefits include: benefits accrued under the qualified 401(k) plan in which all employees generally are eligible to participate; accrued vacation pay, health plan continuation and other similar amounts payable when employment terminates under programs applicable to the Company’s salaried employees generally; amounts accumulated under the deferred compensation plans; and options that have vested and become exercisable prior to the termination of employment in the circumstances indicated or change in control. Our merger with Fifth Third will constitute a change in control for these purposes.

We include “double trigger” change in control vesting provisions in all of the long-term incentive awards under our Amended and Restated Omnibus Incentive Plan. Unvested awards do not automatically vest upon a change in control, so long as the awards are continued in a qualifying manner after the change in control. A continuing award qualifies if the award has a value at least equal to the value of the replaced award (the value of PSUs will be based on performance through the date of the change in control), the award relates to publicly traded equity securities of the Company or its successor following the change in control, and the award has terms and conditions (such as vesting and time of payment) not less favorable than in effect before the change in control. Vesting and payment of continuing awards will accelerate in the event of involuntary termination of employment after the change in control under circumstances in which severance benefits become payable. If the awards are not continued as qualifying awards, vesting and payment will be accelerated upon the change in control. Our merger agreement with Fifth Third provides that upon completion of the merger, all of our outstanding long-term incentive awards, as adjusted pursuant to the merger agreement, will be assumed by Fifth Third and constitute continuing awards. The merger will constitute a change in control for purposes of such outstanding long-term incentive awards, other than awards granted after May 20, 2018, the date of the merger agreement.

The table below illustrates the incremental amounts that what would have been paid on December 31, 2018, in the event of termination of employment in the circumstances indicated or change in control.

Termination and Change in Control Scenarios

Executive Benefits and Payments upon Termination	Voluntary	Involuntary Not for Cause		For Cause	Involuntary in Connection With or After a Change of Control		Upon a Change of Control but No Termination of Employment Occurs		Death	Disability
Mitchell Feiger
Compensation Continuation or Lump Sum Amount	$—	$6,235,656	(1)	$—	$5,514,016	(2)	$513,665	(3)	$—	$392,900	(4)
Acceleration of Long-Term Incentives (5)	6,180,771	6,180,771		—	6,180,771		—		6,180,771	6,180,771
Post-Employment Healthcare Benefits (6)	130,427	130,427		—	130,427		—		86,951	130,427
Total Benefits to be Received	$6,311,198	$12,546,854		$—	$11,825,214		$513,665		$6,267,722	$6,704,098

Randall T. Conte
Compensation Continuation or Lump Sum Amount	$—	$—		$—	$1,555,813	(2)	$—		$—	$—
Acceleration of Long-Term Incentives (5)	—	1,201,169		—	1,201,169		—		1,201,169	1,201,169
Post-Employment Healthcare Benefits (6)	—	—		—	42,336		—		—	—
Total Benefits to be Received	$—	$1,201,169		$—	$2,799,318		$—		$1,201,169	$1,201,169

Jill E. York
Compensation Continuation or Lump Sum Amount	$—	$—		$—	$1,700,411	(2)	$—		$—	$—
Acceleration of Long-Term Incentives (5)	—	1,462,516		—	1,462,516		—		1,462,516	1,462,516
Post-Employment Healthcare Benefits (6)	—	—		—	41,391		—		—	—
Total Benefits to be Received	$—	$1,462,516		$—	$3,204,318		$—		$1,462,516	$1,462,516

Mark A. Heckler
Compensation Continuation or Lump Sum Amount	$—	$—		$—	$1,569,016	(2)	$—		$—	$—
Acceleration of Long-Term Incentives (5)	—	1,274,164		—	1,274,164		—		1,274,164	1,274,164
Post-Employment Healthcare Benefits (6)	—	—		—	61,189		—		—	—
Total Benefits to be Received	$—	$1,274,164		$—	$2,904,369		$—		$1,274,164	$1,274,164

Brian J. Wildman
Compensation Continuation or Lump Sum Amount	$—	$—		$—	$1,501,952	(2)	$—		$—	$—
Acceleration of Long-Term Incentives (5)	—	1,184,280		—	1,184,280		—		1,184,280	1,184,280
Post-Employment Healthcare Benefits (6)	—	—		—	41,391		—		—	—
Total Benefits to be Received	$—	$1,184,280		$—	$2,727,623		$—		$1,184,280	$1,184,280

(1)
Represents 36 monthly compensation continuation (severance) payments of $173,213 each which would be paid to Mr. Feiger under his employment agreement for an involuntary termination, as described under “Employment and Other Agreements with Named Executive Officers-Employment Agreement with Mitchell Feiger.”  If the involuntary termination were a “Non-Extension Termination,” (as defined in Mr. Feiger’s employment agreement – see “Employment and Other Agreements with Named Executive Officers–Employment Agreement with Mr. Feiger”), payments would continue for only 18 months and would total $3,117,834.

(2)
Represents the lump sum severance amount which would be paid in the event the officer’s employment is “involuntarily terminated” in connection with or following a change in control of the Company – see “Employment and Other Agreements with Named Executive Officers.”  For Mr. Feiger, the amount includes acceleration of three years' deferred compensation contributions and a reduction to the lump sum severance amount to avoid the excise tax.

(3)	Represents the acceleration of the deferred compensation contributions Mr. Feiger would receive in three years.

(4)
Represents the total salary continuation payments payable to Mr. Feiger pursuant to his employment agreement, assuming that the Board of Directors exercises its right to discontinue these payments six months after it has determined that Mr. Feiger has become entitled to benefits under a disability plan or is otherwise unable to fulfill his duties under the employment agreement.

(5)
These amounts reflect the value of unvested restricted stock and restricted stock unit awards and stock options which vest in full in the circumstances indicated. The value of restricted stock and restricted stock units is based on the December 31, 2018 closing price of $39.63 per share.  The value of the stock options is based on the excess, if any, of the $39.63 closing market price and the option exercise price. The PSUs are assumed to pay out at 175% (the maximum number) based on the performance level achieved as of December 31, 2018. No amounts are shown under the “Upon a Change in Control but No Termination of Employment Occurs” column on the assumption the unvested awards continue as qualified awards after the change in control.

(6)
Represents the approximate cost of providing the continued health, dental, group life and disability benefit coverage.  Amount shown represents the present value of the portion of premium payments made by the Company (in the case of Mr. Feiger) or the Bank (in the case of each other named executive officer), assuming a 5% annual increase in premiums and a discount rate of 3.31%.

Organization and Compensation Committee Interlocks and Insider Participation

No member of the Organization and Compensation Committee is a current or former officer or employee of the Company or any of the Company’s subsidiaries. None of our executive officers has served on the board of directors or the compensation committee of any other entity that had an executive officer serving on our Board of Directors or on the Organization and Compensation Committee of our Board of Directors.

CEO Pay Ratio

As required by the Dodd-Frank Act of 2010 and the SEC’s implementing rules, we are providing the following information about the relationship of the compensation of our CEO, Mr. Feiger, to the compensation of our median employee. The pay ratio set forth below is a reasonable estimate determined in a manner consistent with the SEC’s rules.

For 2018, our last completed fiscal year:

•	the annual total compensation of our median employee was $69,081;

•	the annual total compensation of our CEO was $4,804,794; and

•	the ratio of the annual total compensation of our CEO to the annual total compensation of our median employee was 70 to 1.

To identify our median employee, as well as to determine the annual total compensation of our median employee and our CEO, we took the following steps:

•	We determined that, as of October 1, 2018, our employee population consisted of 2,818 individuals (other than our CEO) with all of these individuals, except one, located in the United States.

•
To identify the “median employee” from our employee population, we compared the amount of Medicare wages for each employee as reflected in our payroll records during the first nine months of 2018. We identified our median employee using this compensation measure, which was consistently applied to all our employees included in the calculation (as permitted by the SEC’s rules, we excluded our one employee outside the United States).

•
Once we identified our median employee, we combined all of the elements of such employee’s compensation for 2018 in accordance with the SEC’s rules for reporting compensation in the Summary Compensation Table.

•	With respect to the annual total compensation of our CEO, we used the amount reported in the “Total” column of our 2018 Summary Compensation Table included in this Proxy Statement.

DIRECTOR COMPENSATION

For 2018, the fees payable to our directors for meeting attendance were as follows:

•	a fee for each Board meeting attended of $3,000;

•	a fee for each committee meeting attended of $1,000; and

•	a fee for each Executive Loan Committee meeting attended of $1,000.

For 2018, the annual retainers were as follows:

•	Board members (other than the Chairman), $74,000;

•	the Chairman of the Board, $104,000;

•	the Audit Committee chairperson, $15,000;

•	the Organization and Compensation Committee chairperson, $15,000;

•	the Nominating and Corporate Governance Committee chairperson, $10,000;

•	the Enterprise Risk Committee chairperson, $15,000; and

•	the Technology Committee chairperson, $10,000.

All fees earned for 2018 by the Company's directors could be deferred into our Stock Deferred Compensation Plan or Non-Stock Deferred Compensation Plan, described under “Non-Qualified Deferred Compensation.”  Up to 70% of fees not deferred could, in lieu of cash, be paid in five-year, immediately exercisable options to purchase Common Stock granted under our Amended and Restated Omnibus Incentive Plan and up to 100% of fees not deferred could be paid in shares of restricted stock granted under the Amended and Restated Omnibus Plan that vest on the first anniversary of the grant date.  Grants of stock options and restricted stock in lieu of director fees are made on the last business day of each calendar quarter.

We have Board-approved stock ownership guidelines applicable to the Company’s non-employee directors and the Company’s executive officers to further reinforce the alignment of the financial interests of these individuals with those of our long-term stockholders.   See “Compensation Discussion and Analysis—Stock Ownership Guidelines.” As of December 31, 2018, each of our directors has met the stock ownership requirement, except Mr. Garg as he was appointed in October 2016.

Director Compensation Table

The following table sets forth certain information regarding the compensation earned by or awarded to each non-employee director who served on our Board of Directors in 2018.  During 2018, neither Mr. Feiger, President and Chief Executive Officer of the Company, nor Mark A. Hoppe, Co-Chairman, President, and Chief Executive Officer of the Bank, received any compensation for service on our Board of Directors.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David P. Bolger	$161,000	$—	$—	$—	$—	$—	$161,000
C. Bryan Daniels	126,000	—	—	—	—	—	126,000
Sunil Garg	111,000	—	—	—	—	—	111,000
Charles J. Gries	160,000	—	—	—	—	—	160,000
James N. Hallene	101,400	—	54,600	—	—	—	156,000
Thomas H. Harvey	145,000	—	—	—	—	—	145,000
Richard J. Holmstrom	38,400	—	89,600	—	—	—	128,000
Karen J. May	—	133,000	—	—	—	—	133,000
Ronald D. Santo (4)	116,750	—	—	—	—	—	116,750
Renee Togher	130,000	—	—	—	—	—	130,000

(1)
Includes amounts deferred under our stock and non-stock deferred compensation plan, as follows: Mr. Garg - $27,750 in stock deferred compensation plan; Mr. Gries - $160,000 in stock deferred compensation plan; and Ms. Togher - $130,000 in stock deferred compensation plan.  Included in the fees paid to Mr. Santo is $44,750 for his service on the Bank board.

(2)
The amount in this column is calculated using the grant date fair value of the awards under ASC Topic 718, based on the number of restricted shares awarded and the fair market value of the Company’s common stock on the dates the awards were made.  The awards reflected in the table represent grants of restricted stock in 2018 for director fees in lieu of cash to Ms. May for 3,079 shares.

(3)
The amounts in this column are calculated using the grant date fair value of the awards under ASC Topic 718, based on the fair value of the stock option awards as estimated using the Black-Scholes option-pricing model. The assumptions used in the calculation of these amounts are included in Note 19 of the Notes to Consolidated Financial Statements.  The option grants reflected in the table include grants in 2018 for director fees in lieu of cash to Messrs. Hallene and Holmstrom for 8,709 and 14,143 shares, respectively, which option awards vested immediately upon grant.  As of December 31, 2018, total shares underlying stock options held by the directors were as follows: Mr. Bolger – 56,575 shares; Mr. Hallene – 43,050 shares; Mr. Holmstrom – 27,657 shares; Ms. May – 15,276 shares; and Ms. Togher – 9,615 shares.

(4)	Retired as a director effective May 16, 2018.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 18, 2019, certain information as to the beneficial ownership of Common Stock by:  (i) those persons or entities known by us to beneficially own more than 5% of the outstanding shares of Common Stock; (ii) each director; (iii) each named executive officer, as defined in Item 11. Executive Compensation, under “Compensation Discussion and Analysis;” and (iv) all directors and executive officers as a group.  Except as indicated otherwise, the address for each person listed below is: c/o MB Financial, Inc., 6111 North River Road, Rosemont, Illinois 60018.  An asterisk denotes beneficial ownership of less than one percent.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class
BlackRock, Inc.	9,859,271	(2)	11.64
55 East 52nd Street
New York, NY 10055

The Vanguard Group	7,542,679	(3)	8.90
100 Vanguard Blvd.
Malvern, PA 19355

Dimensional Fund Advisors LP	5,031,462	(4)	5.94
Building One
6300 Bee Cave Road
Austin, TX 78746

David P. Bolger	101,579		*
Director

Randall T. Conte	73,892		*
Vice President and Chief Financial Officer of the Company; Executive Vice President, Chief Financial Officer and Chief Operating Officer of the Bank

C. Bryan Daniels	135,122		*
Director

Mitchell Feiger	602,703		*
Director, President and Chief Executive Officer of the Company

Sunil Garg	1,312		*
Director

Charles J. Gries	79,032		*
Director

James N. Hallene	69,433		*
Vice Chairman

Thomas H. Harvey	122,188	(5)	*
Chairman of the Board

Mark A. Heckler	80,095		*
Executive Vice President, Commercial Banking of the Bank

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Richard J. Holmstrom	274,664	*
Director

Mark A. Hoppe	324,316	*
Director and Co-Chairman, President, and Chief Executive Officer of the Bank

Karen J. May	48,812	*
Director

Renee Togher	33,323	*
Director

Brian J. Wildman	35,794	*
Executive Vice President, Consumer Banking of the Bank

Jill E. York	91,676	*
Vice President of the Company; Executive Vice President, Specialty Banking and Mergers and Acquisitions of the Bank

Directors and executive officers as a group (16 persons)	2,187,113	2.57

(1)
With respect to the directors and executive officers, includes shares held directly, in retirement accounts, in a fiduciary capacity or by certain affiliated entities or members of the named individuals’ families, with respect to which shares the named individuals and group may be deemed to have sole or shared voting and/or dispositive powers.  Also reflects the holdings of shares by certain of the executive officers through their accounts under our 401(k) profit sharing plan and the holdings by directors and executive officers through our stock deferred compensation plan.  In addition, includes shares subject to options which are currently exercisable or which will become exercisable within 60 days of March 18, 2019, as follows:  Mr. Bolger – 52,440 shares; Mr. Conte – 9,845 shares; Mr. Feiger – 104,679 shares; Mr. Hallene – 40,859 shares; Mr. Heckler – 30,071 shares; Mr. Holmstrom – 27,657 shares; Mr. Hoppe – 25,800 shares; Ms. May – 11,989 shares; Ms. Togher – 9,615 shares; Mr. Wildman – 7,095 shares; Ms. York – 32,369 shares; and all directors and executive officers as a group – 373,245 shares.  Also includes 7,522 shares underlying director stock units held by Mr. Gries.

(2)
As reported by BlackRock, Inc. (“BlackRock”) in a Schedule 13G amendment filed with the SEC on January 31, 2019.  BlackRock reported having sole voting power over 9,659,239 shares and sole dispositive power over all 9,859,271 shares.

(3)
As reported by The Vanguard Group (“Vanguard”) in a Schedule 13G amendment filed with the SEC on February 11, 2019.  Vanguard reported having sole voting power over 89,863 shares, shared voting power over 9,128 shares, sole dispositive power over 7,452,156 shares, and shared dispositive power over 90,523 shares.

(4)
As reported by Dimensional Fund Advisors LP (“Dimensional”) in a Schedule 13G amendment filed with the SEC on February 8, 2019.  Dimensional reported having sole voting power over 4,918,236 shares and sole dispositive power over all 5,031,462 shares.

(5)	Includes 86,204 shares held with the Bank’s trust department which are pledged to secure a line of credit.

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

CERTAIN TRANSACTIONS

Related Party Transactions Policy

Our Code of Ethics and Conduct, which is applicable to all of our directors, officers and employees, contains a specific policy concerning the review, approval and monitoring of transactions directly or indirectly involving “related parties” (directors, executive officers, beneficial owners of more than 5% of the outstanding shares of our Common Stock and any immediate family members of these persons) and the Company.  The policy covers any transaction or series of similar transactions where the amount involved exceeds $100,000 in any calendar year, excluding transactions of the type which would not require disclosure in our proxy statement under SEC rules (without regard to the amount involved) as well as any loan to a related party made in compliance with our policy on loans to affiliates or any deposit or other customer relationship in the ordinary course of our business that is at arms-length and on substantially the same terms as those prevailing at the time for comparable transactions with non-affiliated persons.

Under the policy, related party transactions must be approved or ratified by the Nominating and Corporate Governance Committee of our Board of Directors.  The policy provides that the Nominating and Corporate Governance Committee should consider the following factors, among any others it deems appropriate, in making a decision whether to approve or ratify a transaction: (1) the extent of the related party’s interest in the transaction, (2) if applicable, the availability of other sources of comparable products or services, (3) whether the terms of the transaction are no less favorable than terms generally available in unaffiliated transactions under like circumstances, (4) the fairness and expected benefits of the transaction to the Company, (5) the aggregate value of the transaction and (6) in the case of a transaction involving a director of the Company, whether the transaction would impair the independence of the director.

A copy of our Code of Conduct and Ethics is available on our website, www.mbfinancial.com, by clicking “Investor Relations,” “Corporate Information” and then “Governance Documents.”

Transactions

Our directors and executive officers and their affiliates were customers of and have had transactions with the Bank.  Additional transactions may be expected to take place in the future.  All outstanding loans, commitments to make loans, transactions in repurchase agreements and certificates of deposit and other depository relationships were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to the Company and did not involve more than the normal risk of collectability or present other unfavorable features.

Company Director Ronald D. Santo, who retired as a director of the Company in 2018 and as Group President of MB Financial Bank in September 2008, receives lifetime coverage of continued premium payments by the Bank on long-term care insurance policies maintained for him and his spouse and coverage under a Medicare Supplemental Insurance Plan pursuant to the employment agreement he had with the Bank provided that the annual costs to the Bank are not to exceed $25,000.

Effective June 30, 2014, the Company entered into a letter agreement (the “Escrow Letter Agreement”) with certain principal stockholders of Taylor Capital (the “Principal Stockholders”) pursuant to which the Principal Stockholders agreed to be responsible for repayment of 60% of the restitution payments made by Taylor Capital’s subsidiary bank, Cole Taylor Bank, or MB Financial Bank, as successor to Cole Taylor Bank, under the Order to Cease and Desist and Order of Assessment of Civil Money Penalty Issued Upon Consent Pursuant to the Federal Deposit Insurance Act and the Illinois Banking Act, As Amended (the “Consent Order”) entered into by Cole Taylor Bank with the Board of Governors of the Federal Reserve System and the State of Illinois Department of Financial and Professional Regulation, Division of Banking, for a specified period of time calculated on an after-tax basis if the Company realizes a tax benefit therefrom.

The restitution payments are subject to a maximum of the lesser of: (i) $30,000,000; or (ii) the total amount of such restitution that relates to fees collected by the third party named in the Consent Order, with which Cole Taylor Bank previously had a deposit program relationship, from affected account holders between May 4, 2012 and June 30, 2014. Included among the Principal Stockholders are Prairie Capital IV, L.P. and Prairie Capital IV QP, L.P. (collectively, the “Prairie Entities”), with which C. Bryan Daniels, who became a director of the Company upon completion of the MB-Taylor Capital Merger, is affiliated as a managing member of the sole general partner of each of the Prairie Entities.  Mr. Daniels has a 2.0% ownership interest in Prairie Capital IV, L.P. and a 2.62% ownership interest in Prairie Capital IV QP, L.P.

Prairie Capital IV, L.P. and Prairie Capital IV QP, L.P. are obligated to contribute approximately 7.77% each toward the total repayment responsibility of the Principal Stockholders under the Escrow Letter Agreement.  The Escrow Letter Agreement originally provided that, during the four-year period after the closing of the MB-Taylor Capital Merger, the payment obligation of the Principal Stockholders would be secured by their deposit into escrow of cash or, with respect to the Prairie Entities, a letter of credit. The Escrow Letter Agreement was amended on December 16, 2016 to terminate the escrow arrangement effective December 15, 2016 (the “Escrow Termination Date”).  The Principal Stockholders, other than the Prairie Entities, will remain obligated for four years following the Escrow Termination Date on an unsecured basis.  The Prairie Entities will remain obligated on an unsecured basis for three years following the Escrow Termination Date.

Director Independence

Our Board of Directors has determined that Directors Bolger, Daniels, Garg, Gries, Hallene, Harvey, Holmstrom, May, Santo, and Togher are “independent directors,” as that term is defined in Rule 5605 of the Listing Rules of the NASDAQ Stock Market. In making this determination, the Board considered the transactions disclosed with respect to Messrs. Daniels and Santo under “Certain Transactions.” The Board also considered various ordinary course lending or leasing relationships that exist between the Company and each of Directors Daniels, Gries, Hallene and Harvey or entities with which they are affiliated.

Item 14.	Principal Accountant Fees and Services

Audit Fees

2018.  RSM US LLP billed us $1.3 million for professional services rendered by it for the audit of our consolidated annual financial statements and review of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, the audit of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, the audit under the standards for financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States (Government Auditing Standards), for the purpose of filing with the Government National Mortgage Association (GNMA), the audit of compliance with requirements applicable to U.S. Department of Housing and Urban Development (HUD)-Assisted Programs, agreed upon procedures with respect to the Company’s filing with HUD and attestation over compliance with applicable Regulation AB servicing criteria.

Additionally, this category included the reviews of the interim financial statements included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2018, June 30, 2018, and September 30, 2018, and for reviews of certain Forms 8-K and as well as other documents associated with pending merger with Fifth Third.

2017.  RSM US LLP billed us $1.4 million for professional services rendered by it for the audit of our consolidated annual financial statements and review of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, the audit of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, the audit under the standards for financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States (Government Auditing Standards), for the purpose of filing with the Government National Mortgage Association (GNMA), the audit of compliance with requirements applicable to U.S. Department of Housing and Urban Development (HUD)-Assisted Programs, agreed upon procedures with respect to the Company’s filing with HUD and attestation over compliance with applicable Regulation AB servicing criteria.

Additionally, this category included the reviews of the interim financial statements included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2017, June 30, 2017, and September 30, 2017, and for reviews of certain Forms 8-K and Form S-3 filings as well as other documents associated with our capital raise.

Audit-Related Fees

2018.  RSM US LLP billed us $71 thousand for professional services rendered by it for the December 31, 2017 audit of our 401(k) profit sharing plan.

2017.  RSM US LLP billed us $80 thousand for professional services rendered by it for the December 31, 2016 audit of our 401(k) profit sharing plan and the American Chartered Bank 401(k) Plan.

Tax Fees

2018 and 2017.  RSM US LLP did not perform any professional services for us that would be considered in the tax fee category during the fiscal year ended December 31, 2018 or 2017.

All Other Fees

2018 and 2017.  RSM US LLP did not perform any professional services for us that would be considered in the all other fee category during the fiscal year ended December 31, 2018 or 2017.

Pre-Approval Policy

The Audit Committee has a policy requiring its pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm.  The policy provides for the general pre-approval of specific types of audit, audit-related, tax and other services, gives detailed guidance regarding the specific services that are eligible for general pre-approval and provides the specific cost limits for each such service.  The policy also provides that specific pre-approval of services to be provided by the independent registered public accounting firm will be required if such services have not been generally pre-approved by the Audit Committee or if such services materially exceed specific pre-approved cost limits.  Under the policy, the term of any general pre-approval of services is 12 months from the date of general pre-approval, unless the Audit Committee specifically provides for a different period.

In addition, the policy provides that the Audit Committee may delegate pre-approval authority to one or more of its members.  Any member or members of the Audit Committee to whom such authority is delegated must report any pre-approval decisions to the Audit Committee at its next scheduled meeting.  The policy prohibits the Audit Committee from delegating its responsibilities to pre-approve services to be performed by the independent registered public accounting firm to the Company’s management.

None of the services provided by the independent registered public accounting firm described above in the fiscal years ended December 31, 2017 and 2018 were approved by the Audit Committee pursuant to a waiver of the pre-approval requirements of the SEC’s rules and regulations.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements: See Part II—Item 8. Financial Statements and Supplementary Data.

(a)(2)	Financial Statement Schedules: All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

(a)(3)	Exhibits: See Exhibit Index.

(b)	Exhibits: See Exhibit Index.

EXHIBIT INDEX
Exhibit Number	Description

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

21	Subsidiaries of the Registrant (previously filed with the Original Form 10-K on March 1, 2019)

23	Consent of RSM US LLP (previously filed with the Original Form 10-K on March 1, 2019)

24	Power of Attorney (previously filed with the Original Form 10-K on March 1, 2019)

31.1	Rule 13a — 14(a)/15d — 14(a) Certification (Chief Executive Officer)*

31.2	Rule 13a — 14(a)/15d — 14(a) Certification (Chief Financial Officer)*

32	Section 1350 Certifications (previously filed with the Original Form 10-K on March 1, 2019)

101
The following financial statements from the Original Form 10-K filed on March 1, 2019, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets,(ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) the notes to consolidated financial statements

*  Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MB FINANCIAL, INC.
(registrant)

By:	/s/Mitchell Feiger
Mitchell Feiger
President and Chief Executive Officer

March 20, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures		Title

/s/Mitchell Feiger		Director, President and Chief Executive Officer
Mitchell Feiger		(Principal Executive Officer)	March 20, 2019

/s/Randall T. Conte		Vice President and Chief Financial Officer
Randall T. Conte		(Principal Financial Officer)	March 20, 2019

/s/John Francoeur		Chief Accounting Officer
John Francoeur		(Principal Accounting Officer)	March 20, 2019

*		Director	March 20, 2019
Thomas H. Harvey

*		Director	March 20, 2019
David P. Bolger

*		Director	March 20, 2019
C. Bryan Daniels

*		Director	March 20, 2019
Sunil Garg

*		Director	March 20, 2019
Charles J. Gries

*		Director	March 20, 2019
James N. Hallene

*		Director	March 20, 2019
Richard J. Holmstrom

*		Director	March 20, 2019
Mark A. Hoppe

*		Director	March 20, 2019
Karen J. May

*		Director	March 20, 2019
Renee Togher

*By:	/s/Mitchell Feiger	Attorney-in-Fact